Form 10-Q
period 1996-03-31
WITTER DEAN SPECTRUM BALANCED LP
filed 1996-05-07
CIK 925266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 33-80146


                   DEAN WITTER SPECTRUM BALANCED L.P.

     (Exact name of registrant as specified in its charter)


        Delaware                                         13-3782232
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.               10048
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No

                    DEAN WITTER SPECTRUM BALANCED L.P.

                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          March 31, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995...........2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited).........................3

         Statements of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and 1995
         (Unaudited).................................................4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited).........................5

         Notes to Financial Statements (Unaudited)................6-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.........................................11-14


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................         15

                    DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            15,517,446                13,409,068
   Net unrealized gain on open contracts                              115,204                   392,428

   Total Trading Equity                                            15,632,650                13,801,496


   Subscriptions receivable                                         1,150,736                 1,061,057
   Interest receivable (DWR)                                           62,821                    61,129

   Total Assets                                                    16,846,207                14,923,682


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accrued brokerage commissions (DWR)                                 78,838                    66,673
   Redemptions payable                                                 25,158                    38,746
   Accrued management fees                                             16,425                    13,890
   Incentive fees payable                                                   -                    49,873

   Total Liabilities                                                  120,421                   169,182


Partners' Capital

   Limited Partners (1,499,324.517 and
    1,209,758.681 Units, respectively)                             16,549,867                14,604,689
   General Partner (15,937.234 and
    12,409.369 Units, respectively)                                   175,919                   149,811

   Total Partners' Capital                                         16,725,786                14,754,500

   Total Liabilities and Partners' Capital                         16,846,207                14,923,682


NET ASSET VALUE PER UNIT                                                11.04                     12.07




                         The accompanying footnotes are an integral part
                                 of these financial statements.

                        DEAN WITTER SPECTRUM BALANCED L.P.
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                           For the Quarters Ended March 31,
                                                                         1996                     1995
                                                                          $                         $
REVENUES
   Trading profit (loss):
        Realized                                                        (972,104)                 281,978
        Net change in unrealized                                        (277,224)                 173,151

          Total Trading Results                                       (1,249,328)                 455,129

        Interest Income (DWR)                                            184,650                   60,141

          Total Revenues                                              (1,064,678)                 515,270


EXPENSES

        Brokerage commissions (DWR)                                      230,158                   65,657
        Management fees                                                   47,950                   13,679
        Incentive fees                                                         -                   40,129

          Total Expenses                                                 278,108                  119,465

NET INCOME (LOSS)                                                     (1,342,786)                 395,805


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                              (1,328,894)                 387,042
        General Partner                                                  (13,892)                   8,763


NET INCOME (LOSS) PER UNIT

        Limited Partners                                                   (1.03)                     .89
        General Partners                                                   (1.03)                     .89


                    The accompanying footnotes are an integral part
                           of these financial statements.

                            DEAN WITTER SPECTRUM BALANCED L.P.
                        STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     For the Quarters Ended March 31, 1996 and 1995
                                      (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total

Partners' Capital
  December 31, 1994                          386,338.297      $3,701,277         $96,568         $3,797,845

Continuous Offering                          169,502.727       1,766,348               -          1,766,348

Net Income                                             -         387,042           8,763            395,805

Partners' Capital
  March 31, 1995                             555,841.024      $5,854,667        $105,331         $5,959,998




Partners' Capital
  December 31, 1995                        1,222,168.050     $14,604,689        $149,811        $14,754,500

Continuous Offering                          300,493.984       3,358,649          40,000          3,398,649

Net Loss                                               -      (1,328,894)        (13,892)        (1,342,786)

Redemptions                                  (7,400.283)         (84,577)               -           (84,577)

Partners' Capital
  March 31, 1996                          1,515,261.751      $16,549,867        $175,919        $16,725,786







             The accompanying footnotes are an integral part
                       of these financial statements.


                        DEAN WITTER SPECTRUM BALANCED L.P.
                            STATEMENTS OF CASH FLOWS
                                (Unaudited)





                                                                             For the Quarters Ended March 31,
                                                                               1996               1995
                                                                                 $                  $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        (1,342,786)         395,805
   Noncash item included in net income (loss):
        Net change in unrealized                                               277,224         (173,151)

   Increase in operating assets:
        Interest receivable (DWR)                                               (1,692)          (7,230)
        Net option premiums                                                          -           (7,000)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                                     12,165            8,360
        Accrued management fees                                                  2,535            1,742
        Incentive fees payable                                                 (49,873)          21,634


   Net cash provided by (used for) operating activities                     (1,102,427)         240,160


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous offering                                                       3,398,649         1,766,348
   Increase in subscriptions receivable                                        (89,679)        (304,605)
   Decrease in redemptions payable                                             (13,588)              -
   Redemptions of units                                                        (84,577)               -

   Net cash provided by financing activities                                 3,210,805        1,461,743


   Net increase in cash                                                      2,108,378        1,701,903

   Balance at beginning of period                                           13,409,068        3,260,143

   Balance at end of period                                                 15,517,446        4,962,046




                  The accompanying footnotes are an integral part
                          of these financial statements.


                     DEAN WITTER SPECTRUM BALANCED L.P.
                      NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Spectrum Balanced L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. Demeter Management Corporation ("the General Partner") has retained RXR, Inc. as the trading advisor of the Partnership. Both the General Partner and the commodity broker Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.


2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on prevailing U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

                     DEAN WITTER SPECTRUM BALANCED L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.  Financial Instruments
The Partnership trades futures, forward contracts on futures and related instruments in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represents contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996 open contracts were:


                                                       Contract or
                                                     Notional Amount
                                                            $
Exchange-Traded Contracts
Financial Futures:
Commitments to Purchase                               10,559,000
  Commitments to Sell                                 23,879,000
Commodity Futures:
  Commitments to Purchase                              7,596,000
  Commitments to Sell                                    167,000
Foreign Futures:
  Commitments to Purchase                              9,446,000
  Commitments to Sell                                  7,771,000
Off-Exchange-Traded Forward
 Currency Contracts
  Commitments to Purchase                             11,009,000
  Commitments to Sell                                  9,071,000

             DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $115,204 at March 31, 1996. Of this amount, $106,082 was related to exchange-traded futures contracts and $9,122 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through April 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.

                      NOTES TO SPECTRUM BALANCED L.P.
                 NOTES TO FINANCIAL STATEMENT (CONTINUED)




The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts which funds totaled $15,623,528 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

                     DEAN WITTER SPECTRUM BALANCED L.P.
                NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                            Assets        Liabilities
                                              $                $

Exchange-Traded Contracts:
Financial Futures                         18,313,000       9,585,000
Commodity Futures                          5,036,000         992,000
Foreign Futures                           18,632,000       4,045,000
Off-Exchange-Traded Forward
 Currency Contracts                       12,151,000      12,720,000

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $1,064,678. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the bond portion of the balanced portfolio from long positions in U.S. Treasury bond futures as prices moved dramatically lower during February and into March. Additional losses were recorded in the managed futures portion of the balanced portfolio in February as global interest rate futures also reversed their upward trend.

Trading losses were also experienced in the managed futures portion of the portfolio in the currency markets during February as a sudden upward move occurred in the value of most European currencies relative to the U.S. dollar. A portion of these losses was offset by gains from short positions in the Japanese yen during January and March. Smaller losses were recorded in the managed futures portion of the portfolio from trading soft commodities, base metals and energy futures during the first quarter. A small portion of the overall losses for the quarter was offset by gains in the stock portion of the balanced portfolio as S&P 500 index futures prices moved higher during the quarter. Total expenses for the period were $278,108, resulting in a net loss of $1,342,786. The value of an individual Unit in the Partnership decreased from $12.07 at December 31, 1995 to $11.04 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total
trading revenues including interest income were $515,270.   During
the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were recorded in the managed futures portion of the balanced portfolio from trading in the financial futures and currency markets. Smaller gains were recorded in the managed futures portion of the balanced portfolio from trading natural gas, cotton and aluminum. Additional trading gains were recorded from long positions in the S&P 500 Index in the stock portion of the balanced portfolio and from long U.S. Treasury bond positions in the bond portion of the balanced portfolio. In the managed futures portion of the portfolio, smaller losses recorded in European bond, British pound, coffee and soybean products offset a portion of overall Partnership gains for the quarter. Total expenses for the period were $119,465, generating net income of $395,805. The value of an individual Unit in the Partnership increased from $9.83 at December 31, 1994 to $10.72 at March 31, 1995.

                PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

              A)    Exhibits.

                    None.

              B)    Reports on Form 8-K. - None.

                                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Dean Witter Spectrum Balanced L.P.
                                     (Registrant)

                                By: Demeter Management Corporation
                                     (General Partner)

May 7, 1996                    By: /s/ Patti L. Behnke
                                       Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.