Form 10-Q
period 1996-06-30
WITTER DEAN SPECTRUM BALANCED LP
filed 1996-08-12
CIK 925266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

Yes     X                         No

                                     DEAN WITTER SPECTRUM BALANCED L.P.

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         June 30, 1996 (Unaudited) and December 31, 1995............2

         Statements of Operations for the Quarters Ended
         June 30, 1996 and 1995 (Unaudited) ........................3

         Statements of Operations for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited) ........................4

         Statements of Changes in Partners' Capital for
         the Six Months Ended June 30, 1996 and 1995
         (Unaudited).................................................5

         Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited).........................6

         Notes to Financial Statements (Unaudited)................7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................12-16


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................17

                                     DEAN WITTER SPECTRUM BALANCED L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1995                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                           18,153,795                 13,409,068
   Net unrealized gain on open contracts                             165,468                    392,428
   Net option premiums received                                     (120,200)                         -

   Total Trading Equity                                           18,199,063                 13,801,496


   Subscriptions receivable                                          579,455                  1,061,057
   Interest receivable (DWR)                                          75,134                     61,129


   Total Assets                                                   18,853,652                 14,923,682


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                               346,795                     38,746
   Accrued brokerage commissions (DWR)                                90,418                     66,673
   Accrued management fees                                            18,837                     13,890
   Incentive fees payable                                                  -                     49,873

   Total Liabilities                                                 456,050                    169,182


Partners' Capital

   Limited Partners (1,673,582.146 and
    1,209,758.681 Units, respectively)                            18,204,494                 14,604,689
   General Partner (17,752.928 and
    12,409.369 Units, respectively)                                  193,108                    149,811

   Total Partners' Capital                                        18,397,602                 14,754,500

   Total Liabilities and Partners' Capital                        18,853,652                 14,923,682


NET ASSET VALUE PER UNIT                                               10.88                      12.07



                  The accompanying footnotes are an integral part
                        of these financial statements.

                                     DEAN WITTER SPECTRUM BALANCED L.P.
                                          STATEMENTS OF OPERATIONS
                                             (Unaudited)



                                                                      For the Quarters Ended June 30,

                                                                         1996                 1995
                                                                          $                     $
REVENUES
   Trading profit (loss):
        Realized                                                        (217,926)           611,832
        Net change in unrealized                                          50,264            (11,199)
          Total Trading Results                                         (167,662)           600,633

        Interest Income (DWR)                                            216,373             92,565

          Total Revenues                                                  48,711            693,198


EXPENSES

        Brokerage commissions (DWR)                                      264,288            104,505
        Management fees                                                   55,060             21,771
        Incentive fees                                                         -             71,154

          Total Expenses                                                 319,348            197,430

NET INCOME (LOSS)                                                       (270,637)           495,768


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                                (267,826)           487,913
        General Partner                                                   (2,811)             7,855


NET INCOME (LOSS) PER UNIT

        Limited Partners                                                    (.16)               .80
        General Partner                                                     (.16)               .80



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                     DEAN WITTER SPECTRUM BALANCED L.P.
                                          STATEMENTS OF OPERATIONS
(Unaudited)






                                                                    For the Six Months Ended, June 30,

                                                                        1996                  1995
                                                                          $                     $
REVENUES
   Trading profit (loss):
        Realized                                                      (1,190,031)            893,810
        Net change in unrealized                                        (226,960)            161,952

          Total Trading Results                                       (1,416,990)          1,055,762

        Interest Income (DWR)                                            401,024             152,706

          Total Revenues                                              (1,015,967)          1,208,468


EXPENSES

        Brokerage commissions (DWR)                                      494,446             170,162
        Management fees                                                  103,010              35,450
        Incentive fees                                                         -             111,283

          Total Expenses                                                 597,456             316,895

NET INCOME (LOSS)                                                     (1,613,423)            891,573


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                              (1,596,720)            874,955
        General Partner                                                  (16,703)             16,618


NET INCOME (LOSS) PER UNIT

        Limited Partners                                                   (1.19)               1.69
        General Partner                                                    (1.19)               1.69



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                     DEAN WITTER SPECTRUM BALANCED L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1996 and 1995
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total



Partners' Capital
  December 31, 1994                         386,338.297       $3,701,277         $96,568         $3,797,845

Continuous Offering                         411,008.407        4,496,397               -          4,496,397

Net Income                                            -          874,955          16,618            891,573

Redemptions                                  (5,539.382)         (62,580)              -            (62,580)

Partners' Capital
  June 30, 1995                             791,807.322       $9,010,049        $113,186         $9,123,235






Partners' Capital
  December 31, 1995                       1,222,168.050      $14,604,689        $149,811        $14,754,500

Continuous Offering                         520,786.541        5,763,236          60,000          5,823,236

Net Loss                                              -       (1,596,720)        (16,703)        (1,613,423)

Redemptions                                 (51,619.517)        (566,711)              -           (566,711)

Partners' Capital
  June 30, 1996                           1,691,335.074      $18,204,494        $193,108        $18,397,602





                 The accompanying footnotes are an integral part
                            of these financial statements.


                        DEAN WITTER SPECTRUM BALANCED L.P.
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)




                                                                For the Six Months Ended, June 30,

                                                                    1996                  1995
                                                                     $                      $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            (1,613,423)              891,573
   Noncash item included in net income (loss):
        Net change in unrealized                                   226,960              (161,952)

   (Increase) decrease in operating assets:
        Net option premiums                                        120,200                     -
        Interest receivable from DWR                               (14,005)              (19,237)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                         23,745                23,375
        Accrued management fees                                      4,947                 4,869
        Incentive fees payable                                     (49,873)                4,934

   Net cash provided by (used for) operating activities         (1,301,449)              743,562


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                 308,049                18,432
   Redemptions of units                                           (566,711)              (62,580)
   Increase (decrease) in subscriptions receivable                 481,602              (565,909)
   Continuous offering                                           5,823,236             4,496,397

   Net cash provided by financing activities                     6,046,176             3,886,340


   Net increase in cash                                          4,744,727             4,629,902

   Balance at beginning of period                               13,409,068             3,260,143

   Balance at end of period                                     18,153,795             7,890,045




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

1. Organization
Dean Witter Spectrum Balanced L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. Demeter Management Corporation ("the General Partner") has retained RXR, Inc. as the trading advisor of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds, Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.


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

                   DEAN WITTER SPECTRUM BALANCED L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Financial Instruments
The Partnership trades futures, forward contracts on futures and related instruments in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                17,868,000
   Commitments to Sell                    10,786,000
   Options Written                         4,738,000
 Commodity Futures:
   Commitments to Purchase                 2,192,000
   Commitments to Sell                     1,735,000
 Foreign Futures:
   Commitments to Purchase                15,290,000
   Commitments to Sell                    18,650,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                11,032,000
   Commitments to Sell                    17,116,000

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


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $165,468 at June 30, 1996. Of this amount, $215,815 related to exchange-traded futures contracts and ($50,347) related to off-exchange-traded forward currency con-tracts.


Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through December 1996. Off-exchange traded forward currency contracts held by the Partnership at June 30, 1996 mature through July 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                      DEAN WITTER SPECTRUM BALANCED L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts, including an amount equal to the net unrealized gain on all open futures and options contracts, which funds totaled $18,369,610 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                     DEAN WITTER SPECTRUM BALANCED L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:


                                           Assets           Liabilities
                                             $                   $

Exchange-Traded Contracts
  Financial Futures                      17,836,000         11,585,000
  Commodity Futures                       4,028,000          1,084,000
  Foreign Futures                        17,087,000          6,620,000
Off-Exchange-Traded Forward
 Currency Contracts                      12,945,000         14,618,000

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

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $48,711. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the quarter were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in the managed futures portion of the balanced portfolio as a result of trendless movement in global interest rate futures prices during May and June. Additional losses were recorded in the bond portion of the balanced portfolio as U.S. Treasury bond futures prices moved lower during April and May. Losses were also recorded in the managed futures portion of the portfolio from trading in the currency markets as the value of the Japanese yen traded in a narrow range during May. Smaller losses were recorded as sugar, coffee and base metals futures prices moved without consistent direction during the quarter. Trading gains recorded in the agricultural markets from long corn futures positions, as prices increased in April and early May, offset a portion of overall losses within the managed futures portion of the portfolio. Gains recorded during April from short German mark and Swiss franc positions, as the value of these currencies decreased relative to other world currencies, also helped to mitigate losses during the quarter. Total expenses for the quarter were $319,348, resulting in a net loss of $270,637. The value of an individual Unit in the Partnership decreased from $11.04 at March 31, 1996 to $10.88 at June 30, 1996.


For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income were $1,015,967. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the bond portion of the balanced portfolio from long positions in U.S. Treasury bond futures as prices moved dramatically lower during February and into March. Smaller losses were recorded in the bond portion of the balanced portfolio during the second quarter. Additional losses were recorded in the managed futures portion of the balanced portfolio as global interest rate futures reversed their upward trend in February and later moved in a trendless pattern. Trading losses were also experienced in the managed futures portion of the portfolio in the currency markets during February as a sudden upward move occurred in the value of most European currencies relative to the U.S. dollar. Additional currency losses were recorded during May from transactions involving the Japanese yen. Smaller losses were recorded in the managed futures portion of the portfolio from trading soft commodities and base metals futures due to trendless price movement during the first six months of the year. A portion of the overall losses was offset by gains in agricultural futures as long corn futures positions profited during April and early May. In the stock portion of the balanced portfolio, gains were recorded as S&P 500 Index futures prices moved higher. Total expenses for the period were $597,456, resulting in a net loss of $1,613,423. The value of an individual Unit in the Partnership decreased from $12.07 at December 31, 1995 to $10.88 at June 30, 1996.


For the Quarter and Six Months Ended June 30, 1995
For the Quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $693,198. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the managed futures portion of the balanced portfolio from trading in global interest rate futures throughout the quarter and in wheat, crude oil and sugar markets in June. Additional trading gains were recorded from long positions in the S&P 500 Index in the stock portion of the balanced portfolio and from long U.S. Treasury bond positions in the bond portion of the balanced portfolio during the second quarter. Trading losses in the managed futures portion of the balanced portfolio from trading soybean products and both base and precious metals offset a portion of overall gains for the
Partnership during the quarter.   Total expenses for the period
were $197,430, resulting in net income of $495,768. The value of an individual Unit in the Partnership increased from $10.72 at March 31, 1995 to $11.52 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $1,208,468. During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the managed futures markets portion of the balanced portfolio from trading in financial futures during the first and second quarter and in the currency markets during the first quarter of the year. Smaller gains were recorded in the managed futures portion of the balanced portfolio from trading wheat, crude oil, natural gas, and sugar. Additional trading gains were recorded from long positions in the S&P 500 Index in the stock portion of the balanced portfolio and from long U.S. Treasury bond future positions in the bond portion of the balanced portfolio. In the managed futures portion of the portfolio, smaller losses recorded in European bond, British pound, German mark, soybean products and metals offset a portion of overall Partnership gains for the first half of the year. Total expenses for the period were $316,895, resulting in a net income
of $891,573.   The value of an  individual Unit in the
Partnership increased from $9.83 at December 31, 1994 to $11.52 at
June 30, 1995.

                  PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                         A)       Exhibits. - None.

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




                                   Dean Witter Spectrum Balanced L.P.
                                        (Registrant)

                                   By: Demeter Management Corporation
                                       (General Partner)

August 12, 1996                    By: /s/ Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.