Form 10-Q/A
period 1996-06-30
WITTER DEAN SPECTRUM BALANCED LP
filed 1996-08-13
CIK 925266

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


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K......................17

                                     DEAN WITTER SPECTRUM BALANCED L.P.
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
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




                                   Dean Witter Spectrum Balanced L.P.
                                        (Registrant)

                                   By: Demeter Management Corporation
                                       (General Partner)

August 11, 1996                    By: /s/ Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.