Form 10-Q
period 1996-09-30
WITTER DEAN SPECTRUM BALANCED LP
filed 1996-11-12
CIK 925266

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

Yes     X                         No

                                      DEAN WITTER SPECTRUM BALANCED L.P.

                                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                             September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.........2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited) .....................3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited) .....................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)..................................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)......................6

         Notes to Financial Statements (Unaudited)................7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations............................................12-17


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................          18

                                      DEAN WITTER SPECTRUM BALANCED L.P.
                                       STATEMENTS OF FINANCIAL CONDITION

                                                                  September 30,             December 31,
                                                                       1996                     1995
                                                                        $                         $
                                                                   (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                             18,441,722                 13,409,068
   Net unrealized gain on open contracts                              784,430                     392,428
   Net option premiums                                               (143,500)                          -

   Total Trading Equity                                            19,082,652                  13,801,496


Interest receivable (DWR)                                              79,378                      61,129
Subscriptions receivable                                               55,537                   1,061,057


   Total Assets                                                    19,217,567                  14,923,682


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                684,069                      38,746
   Accrued brokerage commissions (DWR)                                 85,411                      66,673
   Accrued management fees                                             19,412                      13,890
   Accrued incentive fees                                                   -                      49,873

   Total Liabilities                                                  788,892                     169,182


Partners' Capital

   Limited Partners (1,638,667.468 and
    1,209,758.681 Units, respectively)                             18,231,163                  14,604,689
   General Partner (17,752.928 and
    12,409.369 Units respectively)                                    197,512                     149,811

   Total Partners' Capital                                         18,428,675                  14,754,500

   Total Liabilities and Partners' Capital                         19,217,567                  14,923,682


NET ASSET VALUE PER UNIT                                                11.13                       12.07

                                The accompanying footnotes are an integral part
                                        of these financial statements.

                                      DEAN WITTER SPECTRUM BALANCED L.P.
                                           STATEMENTS OF OPERATIONS
                                               (Unaudited)




                                                                      For the Quarters Ended September 30,

                                                                         1996                      1995
                                                                           $                         $
REVENUES
   Trading profit (loss):
         Realized                                                       (105,867)                 (151,923)
         Net change in unrealized                                        618,962                   102,006

           Total Trading Results                                         513,095                   (49,917)

   Interest Income (DWR)                                                 239,747                   129,470

           Total Revenues                                                752,842                    79,553


EXPENSES

   Brokerage commissions (DWR)                                           270,988                   147,291
   Management fees                                                        58,073                    30,686

           Total Expenses                                                329,061                   177,977


NET INCOME (LOSS)                                                        423,781                   (98,424)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                      419,377                   (97,052)
   General Partner                                                         4,404                    (1,372)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                          .25                     (0.14)
   General Partner                                                           .25                     (0.14)


                                The accompanying footnotes are an integral part
                                        of these financial statements.

                                      DEAN WITTER SPECTRUM BALANCED L.P.
                                           STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                                      For the Nine Months Ended September 30,

                                                                         1996                      1995
                                                                           $                         $
REVENUES
   Trading profit (loss):
         Realized                                                      (1,295,898)                 741,887
         Net change in unrealized                                         392,002                  263,958

           Total Trading Results                                         (903,896)               1,005,845

   Interest Income (DWR)                                                  640,771                  282,176

           Total Revenues                                                (263,125)               1,288,021


EXPENSES

   Brokerage commissions (DWR)                                            765,434                  317,453
   Management fees                                                        161,084                   66,136
   Incentive fees                                                               -                  111,283

           Total Expenses                                                 926,518                  494,872

NET INCOME (LOSS)                                                      (1,189,643)                 793,149


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                     (1,177,344)                777,903
   General Partner                                                         (12,299)                 15,246


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                           (.94)                   1.55
   General Partner                                                            (.94)                   1.55


                                The accompanying footnotes are an integral part
                                        of these financial statements.

                                      DEAN WITTER SPECTRUM BALANCED L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             For the Nine Months Ended September 30, 1996 and 1995
                                                  (Unaudited)




                                               Units of
                                              Partnership        Limited           General
                                               Interest         Partners           Partner          Total
Partners' Capital
  December 31, 1994                          386,338.297       $3,701,277          $96,568         $3,797,845

Continuous Offering                          640,768.105        7,078,423           20,000          7,098,423

Net Income                                             -          777,903           15,246            793,149

Redemptions                                  (10,656.328)        (120,131)               -           (120,131)

Partners' Capital
  September 30, 1995                       1,016,450.074      $11,437,472         $131,814        $11,569,286



Partners'Capital
 December 31, 1995                         1,222,168.050       14,604,689          149,811         14,754,500

Continuous Offering                          576,197.228        6,369,931           60,000          6,429,931

Net Loss                                               -       (1,177,344)         (12,299)        (1,189,643)

Redemptions                                 (141,944.882)      (1,566,113)               -         (1,566,113)

Partners' Capital
 September 30, 1996                        1,656,420.396       18,231,163          197,512         18,428,675





                     The accompanying footnotes are an integral part
                              of these financial statements.


                                      DEAN WITTER SPECTRUM BALANCED L.P.
                                           STATEMENTS OF CASH FLOWS
                                               (Unaudited)



                                                                    For the Nine Months Ended September 30,

                                                                            1996                  1995
                                                                              $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        (1,189,643)            793,149
Noncash item included in net income (loss):
         Net change in unrealized                                         (392,002)            (263,958)

   (Increase) decrease in operating assets:
         Interest receivable (DWR)                                         (18,249)             (29,890)
         Net option premiums                                                143,500                  -

   Increase (decrease) in operating liabilities:
         Accrued brokerage commissions (DWR)                                18,738               35,528
         Accrued management fees                                             5,522                7,401
         Accrued incentive fees                                            (49,873)                   -

Net cash provided by (used for) operating activities                    (1,482,007)             542,230


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                     6,429,931            7,098,423
   (Increase) decrease in subscriptions receivable                       1,005,520             (460,182)
   Increase in redemptions payable                                         645,323                    -
   Redemptions of units                                                 (1,566,113)            (120,131)


Net cash provided by financing activities                                6,514,661            6,518,110


Net increase in cash                                                     5,032,654            7,060,340

Balance at beginning of period                                          13,409,068            3,260,143

Balance at end of period                                                18,441,722           10,320,483


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

1. Organization
Dean Witter Spectrum Balanced L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures and forward contracts, options on future contracts and on physical commodities, and other commodity interests, including foreign currencies, financial instruments, precious and industrial metals, energy products and agriculturals. The general partner for the Partnership is Demeter Management Corporation ("the General Partner"). The General Partner has retained RXR, Inc. as the trading manager of the Partnership. Both the General Partner and the commodity broker, Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Summary of Significant Accounting Policies
Effective September 1, 1996, brokerage fees are reduced to 11/24 of 1% of the Net Assets as of the first day of the month.

              DEAN WITTER SPECTRUM BALANCED L.P.
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on prevailing U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

3. Financial Instruments
The Partnership trades futures, options, forward contracts on futures and related instruments in interest rates, stock indices,
commodities, currencies, petroleum and precious metals.   Futures
and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                16,200,000
   Commitments to Sell                    12,798,000
   Options Written                         4,840,000
 Commodity Futures:
   Commitments to Purchase                 2,612,000
   Commitments to Sell                     4,421,000
 Foreign Futures:
   Commitments to Purchase                48,090,000
   Commitments to Sell                    26,279,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                17,956,000
   Commitments to Sell                    14,896,000

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

The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $784,430 at September 30, 1996. Of this amount, $736,632 related to exchange-traded futures contracts and $47,798 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through October 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect

                   DEAN WITTER SPECTRUM BALANCED L.P.

to most of the Partnership's assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures and options contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $19,178,354 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency forward contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                          DEAN WITTER SPECTRUM BALANCED L.P.
                       NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




                                                Assets        Liabilities
                                                   $              $
Exchange-Traded Contracts
  Financial Futures                           20,824,000        8,669,000
  Options on Financial Futures                   500,000        2,598,000
  Commodity Futures                            3,615,000        1,693,000
  Foreign Futures                             28,599,000        8,095,000
Off-Exchange-Traded Forward
 Currency Contracts                           16,639,000       14,974,000



4.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the

                        DEAN WITTER SPECTRUM BALANCED L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

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


Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $752,842. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the managed futures portion of the Partnership's balanced portfolio from long Australian, Japanese and European interest rate futures positions as international interest rate futures prices moved steadily higher between July and September. In the currency markets, gains were recorded during July from long positions in the German mark, as well as in the Swiss and French francs, as the value of these currencies increased sharply relative to the U.S. dollar late the in the month. Additional gains were recorded in the energy markets from long crude oil futures positions as prices trended higher during the quarter. In the bond portion of the balanced portfolio, gains experienced in September from an upward move in prices more than offset losses recorded during July and August as U.S. interest rate futures prices moved in a choppy pattern. A portion of these gains was offset by losses experienced from short-term volatile price movement in both agricultural and soft commodities prices throughout most of the quarter. Smaller losses were recorded in the stock portion of the balanced portfolio as U.S. stock prices moved lower during July. Total expenses for the quarter were $329,061, resulting in net income of $423,781.
The value of an individual Unit in the Partnership increased from $10.88 at June 30, 1996 to $11.13 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $263,125. During the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in the bond portion of the balanced portfolio from long positions in U.S Treasury bond futures as prices moved lower during February and into March. Smaller losses were recorded in the bond portion during the second quarter and early in the third quarter as prices moved without consistent direction. Additional losses were recorded in the stock portion of the balanced portfolio as U.S. stock prices moved in a choppy pattern during the period between March and July. In the managed futures component of the portfolio, the most significant losses were recorded in soft commodities as coffee, sugar and cotton prices moved in a trendless pattern for a majority of the first nine months of the year. Additional losses were recorded as base metals prices moved without consistent direction during the first and second quarters. A portion of the overall losses in the managed futures component was offset by gains recorded from long global interest rate futures positions as prices increased steadily during the third quarter. Additional gains were recorded from long corn futures positions as prices increased during the second quarter and from long crude oil futures positions as prices trended higher during the third quarter. Gains recorded in the currency markets during the third quarter also helped to mitigate losses for the Partnership for the first nine months of the year. Total expenses for the period were $926,518, resulting in a net loss of $1,189,643. The value of an individual Unit in the Partnership decreased from $12.07 at December 31, 1995 to $11.13 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $79,553. During the third quarter of the year, the Partnership posted a small decrease in Net Asset Value per Unit. The most significant losses were recorded in the managed futures portion of the balanced portfolio from trading in soybean products which remained trendless throughout the quarter. Smaller losses were recorded in each of the energy, soft commodities and metals complexes as prices moved in a trendless pattern for most of the quarter. Trading losses were also recorded in the bond portion of the balanced portfolio as U.S. Treasury bond prices were choppy throughout the quarter. Long S&P 500 Index futures positions in the stock portion of the balanced portfolio resulted in trading gains as domestic stocks reached record highs. Additional gains were recorded in the managed futures portion of the balanced portfolio as a downward trend in the value of the Japanese yen relative to the U.S. dollar was evident until late September, resulting in profits for the Partnership's short yen positions. These gains helped in offsetting a portion of the losses experienced in other sectors. Total expenses for the period were $177,977, resulting in a net loss of $98,424. The value of an individual Unit in the Partnership decreased from $11.52 at June 30, 1995 to $11.38 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $1,288,021. During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were experienced in the stock and bond portions of the balanced portfolio as U.S. stock and bond prices trended higher for the first half of 1995. As a result, profits for the Partnership's long S&P 500 Index futures and U.S. Treasury bond futures positions were recorded. Gains within the managed futures portion of the balanced portfolio were also recorded in these same domestic financial markets. Additional gains in the managed futures portion of the balanced portfolio were recorded from trading currencies, primarily as a result of trending movement in the value of the Japanese yen throughout the first nine months of the year. Losses in the managed futures portion of the balanced portfolio were experienced across a majority of traditional commodities, including agriculturals, metals and soft commodities, as a result of trendless price movement for much of 1995. These losses offset a portion of the profits recorded in other market sectors. Total expenses for the period were $494,872, resulting in net income of
$793,149.   The value of an  individual Unit in the Partnership
increased from $9.83 at December 31, 1994 to $11.38 at September
30, 1995.

                 PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

                          A)      Exhibits - None.


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




                                      Dean Witter Spectrum Balanced L.P.
                                           (Registrant)

                                      By: Demeter Management Corporation
                                           (General Partner)

November 12, 1996                     By: /s/ Patti L. Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.