Form 10-Q
period 1997-03-31
WITTER DEAN SPECTRUM BALANCED LP
filed 1997-05-13
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1997 and 1996
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

        Notes to Financial Statements (Unaudited).........6-9

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..10-13

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................17-18

Item 6. Exhibits and Reports on Form 8-K....................19



               DEAN WITTER SPECTRUM BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                  March 31,     December 31,
                                                   1997           1996
                                                     $              $
                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                             19,209,575     19,127,125
  Net  unrealized gain on open contracts              11,548        216,593
 Net option premiums                                 200,200             -

 Total Trading Equity                              19,421,323    19,343,718

Subscriptions receivable                              510,662       191,569
Interest receivable (DWR)                              87,194        85,483

 Total Assets                                      20,019,179    19,620,770

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                 171,388       801,425
 Accrued brokerage commissions (DWR)                  91,172        92,147
 Accrued management fees                              20,721        20,943

 Total Liabilities                                   283,281       914,515


Partners' Capital

 Limited Partners (1,614,053.201 and
  1,591,356.003 Units, respectively)              19,521,185    18,499,873
 General Partner (17,752.928 Units)                  214,713       206,382

 Total Partners' Capital                          19,735,898    18,706,255

 Total Liabilities and Partners' Capital          20,019,179    19,620,770


NET ASSET VALUE PER UNIT                               12.09         11.63


        The accompanying footnotes are an integral part of these financial statements.


               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       1,041,124      (972,104)
    Net change in unrealized        (205,045)     (277,224)

      Total Trading Results          836,079     (1,249,328)

 Interest Income (DWR)               249,143        184,650

      Total Revenues               1,085,222     (1,064,678)


EXPENSES

 Brokerage commissions (DWR)         265,834       230,158
 Management fees                      60,416        47,950

    Total Expenses                   326,250       278,108

NET INCOME (LOSS)                    758,972    (1,342,786)


NET INCOME (LOSS) ALLOCATION

Limited Partners                     750,641    (1,328,894)
General Partner                        8,331       (13,892)

NET INCOME (LOSS) PER UNIT

Limited Partners                         .46         (1.03)
General Partner                          .46         (1.03)

         The accompanying footnotes are an integral part of these financial statements.


               DEAN WITTER SPECTRUM BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership         Limited        General
                          Interest         Partners        Partner    Total
Partners' Capital
 December 31, 1995     1,222,168.050     $14,604,689       $149,811   $14,754,500

Continuous Offering      300,493.984       3,358,649         40,000     3,398,649

Net Loss                      -           (1,328,894)       (13,892)   (1,342,786)

Redemptions               (7,400.283)        (84,577)            -        (84,577)

Partners' Capital
 March 31, 1996        1,515,261.751     $16,549,867       $175,919   $16,725,786




Partners' Capital
 December 31, 1996     1,609,108.931     $18,499,873       $206,382   $18,706,255

Continuous Offering      105,298.810       1,281,890             -      1,281,890

Net Income                      -            750,641          8,331       758,972

Redemptions             (82,601.612)      (1,011,219)            -     (1,011,219)

Partners' Capital
 March 31, 1997       1,631,806.129      $19,521,185       $214,713   $19,735,898





         The accompanying footnotes are an integral part of these financial statements.


               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                       For the Quarters Ended March 31,

                                                            1997            1996
                                                              $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        758,972      (1,342,786)
Noncash item included in net income (loss):
    Net change in unrealized                             205,045         277,224

 Increase in operating assets:
    Net option premiums                                 (200,200)             -
    Interest receivable (DWR)                             (1,711)         (1,692)

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                     (975)         12,165
    Accrued management fees                                 (222)          2,535
    Incentive fees payable                                     -         (49,873)

Net cash provided by (used for) operating activities      760,909     (1,102,427)


CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous offering                                 1,281,890       3,398,649
   Increase in subscriptions receivable                 (319,093)        (89,679)
   Decrease in redemptions payable                      (630,037)        (13,588)
   Redemptions of units                               (1,011,219)        (84,577)

Net cash provided by (used for) financing activities    (678,459)      3,210,805


Net increase in cash                                      82,450       2,108,378

Balance at beginning of period                        19,127,125      13,409,068

Balance at end of period                              19,209,575      15,517,446


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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Spectrum  Balanced L.P. (the  "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of  futures  and forward contracts,  options  on  future contracts  and  on  physical  commodities,  and  other  commodity interests,  including foreign currencies, financial  instruments,

precious    and   industrial   metals,   energy   products    and

agriculturals.  The general partner for the Partnership,  Demeter

Management Corporation ("Demeter") has retained RXR, Inc. as  the

trading  manager  of  the  Partnership.  Both  Demeter  and   the

commodity  broker, Dean Witter Reynolds Inc. ("DWR")  are  wholly owned subsidiaries of Dean Witter, Discover & Co. ("DWD").

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on prevailing U.S. Treasury  Bill

rates.   Brokerage expenses incurred by the Partnership are  paid

to DWR.



3.  Financial Instruments

The  Partnership  trades futures, options, forward  contracts  on futures and related instruments in interest rates, stock indices,

commodities, currencies, petroleum and precious metals.   Futures

and  forwards  represent  contracts for delayed  delivery  of  an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1997 and December 31, 1996,  open contracts were:

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                 Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     11,066,000         18,417,000
   Commitments to Sell         38,783,000         13,206,000
 Commodity Futures:
   Commitments to Purchase      7,195,000          4,064,000
   Commitments to Sell          1,466,000          4,337,000
 Foreign Futures:
   Commitments to Purchase        649,000         61,568,000
   Commitments to Sell         57,728,000          4,802,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     12,266,000          8,070,000
   Commitments to Sell         21,240,000         17,843,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement  of  Financial Condition and totaled  $11,548  and

$216,593

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



at  March 31, 1997 and December 31, 1996, respectively.   Of  the

$11,548  net unrealized gain on open contracts at March 31,  1997

$22,357 related to exchange-traded forward currency contracts and

$(10,809)   related  to  off-exchange-traded   forward   currency

contracts.  Of the $216,593 net unrealized gain on open contracts at December 31, 1996, $292,886 related to exchange-traded futures contracts  and  $(76,293) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997 and December 31, 1996 mature through June  1997.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1997 and December  31,  1996  mature through  April 1997 and January 1997, respectively.  The contract amounts in the above table represent the Partnership's extent  of involvement in the particular class of financial instrument,  but not the credit risk associated with counterparty non-performance.

The  credit risk associated with these instruments is limited  to

the   amounts  reflected  in  the  Partnership's  Statements   of

Financial Condition.

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  contracts,  is  required  pursuant   to

regulations  of  the  Commodity  Futures  Trading  Commission  to

segregate  from  its own assets and for the sole benefit  of  its commodity  customers  all  funds held  by  DWR  with  respect  to exchange-traded futures and options contracts including an amount equal  to  the net unrealized gain on all open futures contracts,

which funds totaled $19,231,932 and $19,420,011 at March 31, 1997

and  December  31,  1996,  respectively.   With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership is at risk to

                DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)

the  ability  of DWR, the counterparty on all such contracts,  to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:


                                           March 31, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  22,514,000       24,182,000
  Options on Financial Futures        1,232,000        4,931,000
  Commodity Futures                   6,549,000        2,184,000
  Options on Commodity Futures                -          268,000
  Foreign Futures                    44,929,000       19,556,000
Off-Exchange-Traded Forward
 Currency Contracts                   7,819,000       21,682,000



                                          December 31, 1996
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
 Financial Futures                24,615,000          8,611,000
 Options on Financial Futures        375,000          2,717,000
 Commodity Futures                 3,317,000          2,528,000
 Foreign Futures                  31,242,000         11,045,000
Off-Exchange-Traded Forward
 Currency Contracts               18,038,000         16,158,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR, and are used by the

Partnership as margin to engage in trading commodity futures  and

forward  contracts  and  other commodity interest  trading.   DWR

holds  such  assets  in  either  designated  depositories  or  in securities  approved by the Commodity Futures Trading  Commission for  investment of customer funds.  The Partnership's assets held by  DWR  may  be  used  as  margin solely for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

commodity   futures  contracts,  forward  contracts  on   foreign

currencies and other commodity interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interests may be illiquid.

If  the price for the futures contract for a particular commodity has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions  in  the commodity can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within the limit.

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

Units in the future will impact the amount of funds available for investments  in commodity futures, forward contracts  on  foreign currencies and other commodity interests.  As redemptions are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions.

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $1,085,222.

During  the first quarter, the Partnership posted a gain  in  Net

Asset Value per Unit. The most significant gains were recorded in the  currency  markets  due primarily to a strengthening  in  the value of the U.S. dollar relative to most major currencies during

January  and  February.  Additional gains were  recorded  in  the stock  portion  of the portfolio from long S&P 500 Index  futures positions  as  domestic stock prices moved higher during  January and  February before reversing lower during March.  Trading gains were  also  experienced  in the managed futures  portion  of  the balanced portfolio from short positions in oil and gas futures as prices  in these markets moved lower during February.  A  portion of  the  overall  gains was offset by losses recorded  from  long positions  in  the  bond portion of the portfolio  as  U.S.  bond prices  moved  in  a choppy pattern early in the  quarter  before

moving  lower during March.   Total expenses for the period  were

$326,250, resulting in net income of $758,972.  The value  of  an individual  Unit  in  the Partnership increased  from  $11.63  at

December 31, 1996 to $12.09 at March 31, 1997.

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

at March 31, 1996.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 19, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management  Inc.,  DWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain other limited partnership commodity pools of which Demeter is the general  partner, and certain trading advisors  to  those  pools.

Similar  purported class actions were also filed on September  18 and  20, 1996 in the Supreme Court of the State of New York,  New

York  County, and on November 14, 1996 in the Superior  Court  of

Delaware, New Castle County, against the Dean Witter Parties  and certain trading advisors on behalf of all purchasers of interests in  various  limited  partnership commodity pools  sold  by  DWR.

Generally, these complaints allege, among other things, that  the defendants committed fraud, deceit, misrepresentation, breach  of fiduciary  uty, fraudulent and unfair business practices,  unjust enrichment,  and  conversion  in connection  with  the  sale  and operation  of  the  various limited partnership commodity  pools.

The
complaints seek unspecified amounts of compensatory and  punitive damages and other relief.  It is possible that additional similar actions  may  be filed and that, in the course of these  actions,

other  parties  could be added as defendants.   The  Dean  Witter

Parties  believe  that  they  and  the  Partnership  have  strong defenses  to,  and  they  will vigorously contest,  the  actions.

Although  the  ultimate  outcome of legal proceedings  cannot  be predicted with certainty, it is the opinion of management of  the

Dean  Witter Parties that the resolution of the actions will  not have a material adverse effect on the financial condition or  the results of operations of any of the Dean Witter Parties.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

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




                               Dean Witter Spectrum Balanced L.P.
                                   (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   13,   1997                    By:   /s/  Patti  L.   Behnke
                                               Patti L. Behnke
                                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.