Form 10-Q
period 1997-06-30
WITTER DEAN SPECTRUM BALANCED LP
filed 1997-08-13
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

                       DEAN WITTER SPECTRUM BALANCED L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3782232
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

                       June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................19-20

Item 5. Other Information.................................20

Item 6. Exhibits and Reports on Form 8-K..................21








               DEAN WITTER SPECTRUM BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)

ASSETS
Equity in Commodity futures trading accounts:
 Cash                              19,955,440      19,127,125
 Net unrealized gain on open contracts       979,149      216,593

 Total Trading Equity              20,934,589      19,343,718

Subscriptions receivable               615,315        191,569
Interest receivable (DWR)              91,121          85,483

 Total Assets                       21,641,025     19,620,770

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 391,302          801,425
 Accrued brokerage commissions (DWR)  92,469           92,147
 Accrued management fee               21,016           20,943

 Total Liabilities                   504,787          914,515


Partners' Capital

 Limited Partners (1,669,299.138 and
   1,591,356.003 Units, respectively) 20,913,821   18,499,873
 General Partner (17,752.928 Units)     222,417       206,382

 Total Partners' Capital          21,136,238       18,706,255

 Total Liabilities and Partners' Capital21,641,025  19,620,770


NET ASSET VALUE PER UNIT               12.53            11.63



        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (165,173)     (217,926)
    Net change in unrealized      967,601        50,264

      Total Trading Results       802,428      (167,662)

 Interest Income (DWR)            264,318         216,373

      Total Revenues            1,066,746            48,711


EXPENSES

 Brokerage commissions (DWR)      273,603       264,288
 Management fee                    62,183        55,060

    Total Expenses                335,786               319,348

NET INCOME (LOSS)                 730,960          (270,637)


NET INCOME (LOSS) ALLOCATION

         Limited         Partners                         723,256
(267,826)
                          General                         Partner
7,704                                (2,811)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
 .44                                        (.16)
                          General                         Partner
 .44                                        (.16)




        The accompanying footnotes are an integral part of these financial statements.


               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        875,951  (1,190,031)
    Net change in unrealized         762,556   (226,960)

      Total Trading Results       1,638,507   (1,416,991)

 Interest Income (DWR)              513,461     401,024

      Total Revenues              2,151,968   (1,015,967)


EXPENSES

 Brokerage commissions (DWR)         539,437   494,446
 Management fee                      122,599     103,010

       Total Expenses               662,036         597,456

NET INCOME (LOSS)                  1,489,932      (1,613,423)


NET INCOME (LOSS) ALLOCATION

        Limited        Partners                         1,473,897
(1,596,720)
 General Partner                      16,035    (16,703)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
 .90                                       (1.19)
                          General                         Partner
 .90                                       (1.19)




        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995   1,222,168.050         $14,604,689           $149,811
$14,754,500

Continuous Offering 520,786.541            5,763,236             60,000
5,823,236

Net Loss                      -            (1,596,720)              (16,703)
(1,613,423)

Redemptions         (51,619.517)                   (566,711)                   -
(566,711)

Partners' Capital,
 June 30, 1996    1,691,335.074            $18,204,494           $193,108
$18,397,602




Partners' Capital,
 December 31, 1996  1,609,108.931          $18,499,873           $206,382
$18,706,255

Continuous Offering 232,087.600            2,827,465             -         2,827,465

Net      Income                           -             1,473,897
16,035                           1,489,932
Redemptions         (154,144.465)          (1,887,414)                          -
(1,887,414)

Partners' Capital,
 June 30, 1997      1,687,052.066          $20,913,821             $222,417
21,136,238



         The accompanying footnotes are an integral part of these financial statements.


               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net          income        (loss)                       1,489,932
(1,613,423)
Noncash item included in net income (loss):
    Net change in unrealized       (762,556)             226,960

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         (5,638)            (14,005)
    Net option premiums                   -              120,200


 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR) 322              23,745
    Accrued management fee               73              4,947
          Incentive      fee       payable                      -
(49,873)

Net  cash  provided  by (used for) operating activities   722,133
(1,301,449)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                 2,827,465       5,823,236
   Increase   (decrease)  in  subscriptions   receivable(423,746)
481,602
 Increase in redemptions payable    (410,123)            308,049
      Redemptions      of      units                  (1,887,414)
(566,711)

Net  cash  provided  by  financing  activities     106,182    6,046,176


Net   increase  in  cash                 828,315             4,744,727

Balance      at      beginning     of     period       19,127,125
13,409,068

Balance  at  end  of  period          19,955,440           18,153,795


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

Partnership's December 31, 1996 Annual Report on Form 10K.


1. Organization

Dean  Witter  Spectrum  Balanced L.P. (the  "Partnership")  is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of  futures  and forward contracts,  options  on  future contracts  and  on  physical  commodities,  and  other  commodity interests (collectively, "futures interests"), including  foreign

curren-cies,  financial  instruments,  precious  and   industrial

metals,  energy products and agriculturals.  The general  partner for  the  Partnership, Demeter Management Corporation ("Demeter")

has retained RXR, Inc. as the trading manager of the Partnership.

Both  Demeter and the commodity broker, Dean Witter Reynolds Inc.

("DWR")  are  wholly owned subsidiaries of Morgan  Stanley,  Dean

Witter, Discover & Co. ("MSDWD").



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

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3.  Financial Instruments

The  Partnership  trades futures, options, forward  contracts  on futures and related instruments in interest rates, stock indices,

commodities, currencies, petroleum and precious metals.   Futures

and  forwards  represent  contracts for delayed  delivery  of  an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1997 and December 31,  1996,  open contracts were:

                              Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     66,328,000         18,417,000
   Commitments to Sell          4,085,000         13,206,000
 Commodity Futures:
   Commitments to Purchase      2,502,000          4,064,000
   Commitments to Sell          7,356,000          4,337,000
 Foreign Futures:
   Commitments to Purchase     45,922,000         61,568,000
   Commitments to Sell         22,417,000          4,802,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      9,523,000          8,070,000
   Commitments to Sell         11,110,000         17,843,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $979,149  and

$216,593  at  June 30, 1997 and December 31, 1996,  respectively.

Of the $979,149 net unrealized gain on open contracts at June 30,

1997,   $982,471  related  to  exchange-traded  forward  currency

contracts  and  $(3,322)  related to off-exchange-traded  forward currency contracts.  Of the $216,593 net unrealized gain on  open contracts  at  December 31, 1996, $292,886 related  to  exchange-

traded  futures contracts and $(76,293) related to  off-exchange-

traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through September 1997 and

June  1997,  respectively.  Off-exchange-traded forward  currency con-tracts held by the Partnership at June 30, 1997 and  December

31,   1996  mature  through  September  1997  and  January  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

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

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers all funds  held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open

futures   contracts,   which  funds   totaled   $20,937,911   and

$19,420,011 at June 30, 1997 and December 31, 1996, respectively.

With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at

                DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



risk  to  the  ability of DWR, the counterparty on  all  of  such contracts, to perform.



For  the  quarter ended June 30, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:


                                           June 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  31,873,000      17,181,000
  Options on Financial Futures        2,239,000       2,818,000
  Commodity Futures                   5,128,000       3,732,000
  Foreign Futures                    38,207,000      20,406,000
Off-Exchange-Traded Forward
 Currency Contracts                  10,852,000      18,480,000



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


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

               DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or within the limit. Futures interest prices have occasionally moved the  daily limit for several consecutive days with little  or  no

trading.   Such  market conditions could prevent the  Partnership

from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading revenues including interest income were $1,066,746.

During the second quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded in the stock and bond portion of the balanced portfolio,

as  domestic  stock  and  bond prices  moved  higher  during  the quarter.  Additional gains were recorded in the  managed  futures portion  of  the  portfolio  from long  Australian  bond  futures positions as prices moved higher during May and June.  A  portion of  the  Partnership's overall gains was offset by losses in  the managed  futures portion of the balanced portfolio  from  trading crude oil and natural gas futures, as oil and gas prices moved in a  short-term volatile pattern during May and June.  Losses  were also recorded in the currency markets from transactions involving the  Italian  lira, Swiss franc and French franc.  A  portion  of these  losses  was offset by gains experienced from  transactions involving the German mark relative to the Japanese yen during May and  June. Trading gains from short corn and soybean oil  futures positions  were more than offset by losses recorded from  trading livestock  futures during the quarter.  Total  expenses  for  the

quarter were $335,786, resulting in net income of $730,960.   The

value  of  an  individual Unit in the Partnership increased  from

$12.09 at March 31, 1997 to $12.53 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $2,151,968.

During  the first six months, the Partnership posted an  increase in  Net  Asset Value per Unit.  The most significant  gains  were recorded in the managed futures portion of the portfolio from
short   positions   in  most  European  currencies   due   to   a

strengthening  in  value of the U.S. dollar  during  January  and

February.  Additional gains were recorded in the stock portion of the  balanced portfolio from long S&P 500 Index futures positions as  domestic  stock prices moved higher throughout  most  of  the first  half of the year.  Gains were also recorded in the managed futures  portion  of  the  portfolio from  long  Australian  bond

futures positions as prices moved higher during May and June.   A

portion  of the Partnership's overall gains was offset by  losses recorded  in  the managed futures portion of the  portfolio  from trading livestock futures, as well as from trading soybean oil as prices in this market moved in a choppy pattern during the  first half  the  year.  Additional losses were recorded in  the  energy markets,  as  oil  and gas prices moved in a short-term  volatile pattern during the second quarter.  Total expenses for the period were  $662,036 resulting, in net income of $1,489,932.  The value of an individual Unit in the Partnership increased from $11.63 at

December 31, 1996 to $12.53 at June 30, 1997.



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

Futures  &  Currency  Management Inc., MSDWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools.  On

June  16,  1997,  the  plaintiffs in the above  actions  filed  a consolidated amended complaint.  Similar purported class  actions were also filed on September 18 and 20, 1996 in the Supreme Court of  the  State of New York, New York County, and on November  14,

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

Parties.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Spectrum Balanced L.P.
                                   (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   13,  1997                 By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.