Form 10-Q/A
period 1997-06-30
WITTER DEAN SPECTRUM BALANCED LP
filed 1997-09-03
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A

                            AMENDMENT

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
          Incentive      fee       payable                      -
(49,873)

Net  cash  provided  by (used for) operating activities   722,133
(1,301,449)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                 2,827,465                5
,823,236
   Increase   (decrease)  in  subscriptions   receivable(423,746)
481,602
 Increase in redemptions payable    (410,123)            308,049
      Redemptions      of      units                  (1,887,414)
(566,711)

Net  cash  provided  by  financing  activities     106,182      6
,046,176


Net   increase  in  cash                 828,315                4
,744,727

Balance      at      beginning     of     period       19,127,125
13,409,068

Balance  at  end  of  period          19,955,440                1
8,153,795



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

Partnership's account.



Effective  August 1, 1997, the flat-rate brokerage  fee  will  be reduced from 5.50% per annum to 4.90% per annum.

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