Form 10-Q
period 1997-09-30
WITTER DEAN SPECTRUM BALANCED LP
filed 1997-11-12
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 2. Changes in Securities and Use of Proceeds......21-23

Item 5. Other Information.................................23

Item 6. Exhibits and Reports on Form 8-K..................24






               DEAN WITTER SPECTRUM BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                              September 30,   December 31,
                                                    1997           1996
                                                     $              $
                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                           23,505,606    19,127,125
 Net unrealized gain on open contracts             658,398       216,593
 Net option premiums                              (434,400)           -

 Total Trading Equity                           23,729,604    19,343,718

Subscriptions receivable                           564,924        85,483
Interest receivable (DWR)                           99,787       191,569

 Total Assets                                   24,394,315    19,620,770

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                               173,241       801,425
 Accrued brokerage commissions (DWR)                93,740        92,147
 Accrued management fees                            23,913        20,943

 Total Liabilities                                 290,894       914,515


Partners' Capital

 Limited Partners (1,751,564.185 and
  1,591,356.003 Units, respectively)            23,856,623    18,499,873
 General Partner (18,120.035 and 17,752.928
  Units respectively)                              246,798       206,382

 Total Partners' Capital                        24,103,421    18,706,255

  Total  Liabilities and Partners' Capital      24,394,315    19,620,770


NET ASSET VALUE PER UNIT                             13.62         11.63



        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        2,540,072        (105,867)
Net change in unrealized                (320,750)        618,962

      Total Trading Results            2,219,322         513,095

 Interest Income (DWR)                   301,778         239,747

      Total Revenues                   2,521,100         752,842


EXPENSES

 Incentive fees                          300,250            -
 Brokerage commissions (DWR)             287,362         270,988
    Management fees                       70,611          58,073

    Total Expenses                       658,223         329,061

NET INCOME                             1,862,877         423,781


NET INCOME ALLOCATION

Limited Partners                       1,838,496         419,377
General Partner                           24,381           4,404

NET INCOME PER UNIT

Limited Partners                            1.09             .25
General Partner                             1.09             .25



        The accompanying footnotes are an integral part of these financial statements.



              DEAN WITTER SPECTRUM  BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                     3,416,023    (1,295,898)
Net change in unrealized              441,805       392,002

      Total Trading Results         3,857,828      (903,896)

 Interest Income (DWR)                815,238       640,771

      Total Revenues                4,673,066      (263,125)


EXPENSES

 Brokerage commissions (DWR)         826,798        765,434
 Incentive fees                      300,250              -
 Management fees                     193,209        161,084

      Total Expenses               1,320,257        926,518

NET INCOME (LOSS)                  3,352,809     (1,189,643)


NET INCOME (LOSS ) ALLOCATION

Limited Partners                   3,317,393     (1,177,344)
 General Partner                      35,416        (12,299)


NET INCOME (LOSS )PER UNIT

 Limited Partners                       1.99           (.94)
 General Partner                        1.99           (.94)


        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995    1,222,168.050     $14,604,689   $149,811   $14,754,500

Offering of Units       576,197.228       6,369,931     60,000     6,429,931

Net Loss                       -         (1,177,344)   (12,299)   (1,189,643)

Redemptions            (141,944.882)     (1,566,113)         -    (1,566,113)

Partners' Capital
 September 30, 1996   1,656,420.396     $18,231,163   $197,512   $18,428,675






Partners' Capital
 December 31, 1996    1,609,108.931     $18,499,873   $206,382  $18,706,255

Offering of Units       374,093.086       4,749,983      5,000    4,754,983

Net Income                    -           3,317,393     35,416    3,352,809

Redemptions           (213,517.797)      (2,710,626)         -   (2,710,626)

Partners' Capital
 September 30, 1997  1,769,684.220      $23,856,623    $246,798 $24,103,421




         The accompanying footnotes are an integral part of these financial statements.



               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                             For the Nine Months Ended September 30,

                                                       1997            1996
                                                         $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss):                                3,352,809  (1,189,643)
Noncash item included in net income (loss):
    Net change in  unrealized                           (441,805)   (392,002)

(Increase) decrease in operating assets:
    Net option premiums                                  434,400     143,500
    Interest receivable (DWR)                             91,782     (18,249)

Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                    1,593      18,738
    Accrued management fees                                2,970       5,522
    Accrued incentive fees                                    -      (49,873)

Net cash  provided by (used for) operating activities  3,441,749  (1,482,007)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                                 4,754,983    6,429,931
   (Increase) decrease in subscriptions receivable      (479,441)   1,005,520
   Increase (decrease) in redemptions payable           (628,184)     645,323
   Redemptions  of  units                             (2,710,626)  (1,566,113)

Net cash provided by financing  activities               936,732    6,514,661


Net increase in  cash                                  4,378,481    5,032,654

Balance at beginning of period                        19,127,125   13,409,068

Balance at end of period                              23,505,606   18,441,722



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

The  commodity broker for most of the Partnership's  transactions is  Dean Witter Reynolds Inc. ("DWR").  Both Demeter and DWR  are

wholly   owned  subsidiaries  of  Morgan  Stanley,  Dean  Witter,

Discover & Co. ("MSDWD").



On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures Inc. ("Carr"), a subsidiary of Credit Agricole

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Indosuez.  Following the sale, Carr became the counterparty on the  Partnership's  foreign currency trades.  However,  during  a transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2.  Summary of Significant Accounting Policies

Effective August 1, 1997, the flat-rate brokerage fee was reduced from 5.50% per annum to 4.90% per annum.



3.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest  on  these funds  based  on  prevailing  U.S.

Treasury  Bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



4.  Financial Instruments

The  Partnership  trades futures, options, forward  contracts  on futures and related instruments in interest rates, stock indices,

commodities, currencies, petroleum and precious metals.   Futures

and forwards represent contracts for delayed delivery of an

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At September 30, 1997 and December  31,  1996,

open contracts were:

                               Contract or Notional Amount
                            September 30, 1997       December 31,
1996                                      $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       62,473,000         18,417,000
   Commitments to Sell            2,516,000         13,206,000
   Options Written               11,454,000                  -
 Commodity Futures:
   Commitments to Purchase        2,665,000          4,064,000
   Commitments to Sell            4,535,000          4,337,000
 Foreign Futures:
   Commitments to Purchase       18,776,000         61,568,000
   Commitments to Sell           23,033,000          4,802,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase        7,320,000          8,070,000
   Commitments to Sell            5,477,000         17,843,000




A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $658,398  and

$216,593   at   September  30,  1997  and  December   31,   1996,

respectively.   Of  the  $658,398 net  unrealized  gain  on  open

contracts  at  September 30, 1997, $587,739 related to  exchange-

traded  forward  currency contracts and $70,659 related  to  off-

exchange-traded forward currency contracts.  Of the $216,593  net unrealized gain on open contracts at December 31, 1996,  $292,886

related   to  exchange-traded  futures  contracts  and  $(76,293)

related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June 1997, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December 31, 1996 mature through December 1997  and  January

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

               DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily basis.   DWR,

as  the  futures commission merchant for all of the Partnership's

exchange-traded  futures  and  options  contracts,  is   required

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC") to segregate from its own assets and for  the sole  benefit of its commodity customers all funds  held  by  DWR with  respect  to  exchange-traded futures and options  contracts including an amount equal to the net unrealized gain on all  open

futures   contracts,   which  funds   totaled   $23,993,356   and

$19,420,011  at  September  30,  1997  and  December  31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr, the sole counterparty on all of such contracts, to perform.

Carr's  parent,  Credit Agricole Indosuez, has guaranteed  Carr's obligations to the Partnership.

               DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:





                                         September 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  36,881,000      13,658,000
  Options on Financial Futures        1,567,000       3,118,000
  Commodity Futures                   4,978,000       3,409,000
  Foreign Futures                    29,462,000      24,159,000
Off-Exchange-Traded Forward
 Currency Contracts                  12,863,000      19,290,000



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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading revenues including interest income were $2,521,100.

During  the third quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded in the stock and bond portions of the balanced portfolio as  domestic  stock and bond futures prices moved  higher  during

July  and  September.   Additional gains  were  recorded  in  the

managed  futures portion of the portfolio from long positions  in both  U.S.  and international interest rate futures as prices  in

these  markets  also moved higher during July and September.   In

currencies, profits were recorded from transactions involving the

German  mark  relative  to  the  U.S.  dollar  and  other   major

currencies during July and September.  Additional currency  gains were  recorded  from short positions in the New  Zealand  dollar,

French franc and Spanish peseta during July.  Smaller gains  were recorded  in energy futures as long natural gas futures positions profited  from  a  dramatic upward price move during  August  and

September.  These gains were partially offset by losses  recorded

from   trendless   price   movement  in  soft   commodities   and

agricultural futures throughout a majority of the quarter.  Total expenses  for the quarter were $658,223, resulting in net  income

of   $1,862,877.   The  value  of  an  individual  Unit  in   the

Partnership increased from $12.53 at June 30, 1997 to  $13.62  at

September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $4,673,066.

During the first nine months of the year, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains  were  recorded  in  the managed  futures  portion  of  the

portfolio  in  currencies  as  the  value  of  the  U.S.   dollar

strengthened   versus  most  other  currencies  during   January,

February  and  July.  As a result, currency gains  were  recorded from  short positions in the Singapore dollar, Italian  lira  and

Spanish   peseta.   Currency  gains  were  also   recorded   from

transactions involving the German mark, French franc and Japanese

yen.   Additional  gains were recorded from long  S&P  500  Index futures  positions in the stock portion of the balanced portfolio

as  U.S.  equity  prices  increased to  record  levels.   Smaller

profits   were  recorded  from  long  positions   in   U.S.   and

international  interest rate futures as prices in  these  markets

moved  higher  during  July  and  September.   These  gains  were

partially offset by losses recorded from choppy price movement in agricultural futures and soft commodities during the first  three quarters.  Smaller losses recorded from short-term volatility  in crude  oil  futures prices during the second and  third  quarters also  offset a portion of overall Partnership gains for the first nine  months  of  the year.  Total expenses for the  period  were

$1,320,257 resulting, in net income of $3,352,809.  The value  of an  individual Unit in the Partnership increased from  $11.63  at

December 31, 1996 to $13.62 at September 30, 1997.



For the Quarter and Nine Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $752,842. During the third quarter, the Partnership posted an increase in Net

Asset  Value per Unit.  The most significant gains were  recorded in  the  managed  futures  portion of the Partnership's  balanced portfolio  from  long Australian, Japanese and European  interest rate  futures  positions as international interest  rate  futures prices moved steadily higher between July and September.  In  the currency  markets,  gains were recorded  during  July  from  long positions in the German mark, as well as in the Swiss and  French francs,  as  the  value  of  these currencies  increased  sharply relative to the U.S. dollar late in the month.  Additional  gains were  recorded in the energy markets from long crude oil  futures

positions  as prices trended higher during the quarter.   In  the

bond  portion  of  the balanced portfolio, gains  experienced  in

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

September 30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total trading losses including interest income were $263,125.

During  the first nine months, the Partnership posted a  decrease in  Net  Asset Value per Unit.  The most significant losses  were recorded in the bond portion of the balanced portfolio from  long positions  in  U.S. Treasury bond futures as prices  moved  lower during February and into March.  Smaller losses were recorded  in the bond portion during the second quarter and early in the third quarter as prices moved without consistent direction.  Additional losses  were  recorded  in  the stock  portion  of  the  balanced portfolio  as U.S. stock prices moved in a choppy pattern  during

the  period  between  March and July.   In  the  managed  futures

component  of  the  portfolio, the most significant  losses  were recorded  in soft commodities as coffee, sugar and cotton  prices moved  in  a  trendless pattern for a majority of the first  nine months of the year.



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

Parties.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter Spectrum Strategic L.P. ("Spectrum Strategic"); Dean

Witter  Spectrum Technical L.P. ("Spectrum Technical"); and  Dean

Witter   Spectrum   Balanced  L.P.  ("Spectrum   Balanced"   and,

collectively with Spectrum Strategic and Spectrum Technical,  the

"Partnerships")  collectively  registered  10,000,000  Units   of

Limited Partnership Interest ("Units") pursuant to a Registration

Statement  on  Form S-1, which became effective on September  15,

1994  (the  "Registration Statement") (SEC File Number 33-80146).

While  such  Units were not allocated among the  Partnerships  at that  time,  they  were  subsequently allocated  for  convenience

purposes  as  follows:   Spectrum Strategic  4,000,000,  Spectrum

Technical   4,000,000  and  Spectrum  Balanced  2,000,000.    The

Partnerships  registered an additional 20,000,000 Units  pursuant to  a  new  Registration  Statement on  Form  S-1,  which  become effective  on January 31, 1996 (SEC File Number 333-00494);  such units were allocated among the Partnerships as follows:  Spectrum

Strategic  6,000,000, Spectrum Technical 9,000,000  and  Spectrum

Balanced

5,000,000.   The Partnerships registered an additional  8,500,000

Units  pursuant to another Registration Statement  on  Form  S-1,

which  become effective on April 30, 1996 (SEC File  Number  333-

3222);  such  Units  were  allocated among  the  Partnerships  as

follows:    Spectrum  Strategic  2,500,000,  Spectrum   Technical

5,000,000   and  Spectrum  Balanced  1,000,000.    The   managing

underwriter for the Partnerships is DWR.



The  "Initial Offering" by the Partnerships, when Units were sold for  $10  each,  commenced on September 15, 1994  and  closed  on

November  2,  1994;  a  "Continuing Offering"  began  thereafter,

during  which Units are being sold at monthly closings as of  the last  day of each month at a price equal to 100% of the Net Asset

Value of a Unit as of the date of such monthly closing.



Through  September  30,  1997,  2,246,460.889  Units  were  sold,

leaving  5,753,539.111 Units unsold as of October 1,  1997.   The

aggregate offering amount registered was $89,740,000, based  upon the  offering  prices  of $10 per Unit for  the  2,000,000  Units registered  on  September  15, 1994;  $11.73  per  Unit  for  the

5,000,000  Units registered on January 31, 1996; and  $11.09  per

Unit  for the 1,000,000 Units registered on April 30, 1996.   The

aggregate price of the Units sold through September 30,  1997  is

$25,310,882.



Since  DWR  has  paid all expenses of the Initial and  Continuing

Offerings, and no other expenses are chargeable against proceeds,

100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the

"Use  of Proceeds" section of the Prospectus included as part  of each Registration Statement.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K - None.

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




                               Dean Witter Spectrum Balanced L.P.
                                   (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   12,  1997               By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















-