Form 10-K
period 1997-12-31
WITTER DEAN SPECTRUM BALANCED LP
filed 1998-03-27
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the period ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $25,997,704.08 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

             DEAN WITTER SPECTRUM BALANCED L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997


Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . .      1
Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
2-5

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 .       6

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
6-7

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders .  7
Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 .    8-10

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 .    11

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . .  .
12-19

  Item 8. Financial Statements and Supplementary Data. . . .
 .    19

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
19

Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 .  20-25

  Item11. Executive Compensation . . . . . . . . . . . . . .
 .    25

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 .    25

  Item13. Certain Relationships and Related Transactions . .
25-26

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 .    27

             DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                      Part of
Form 10-K
     Partnership's Registration Statement
     on Form S-1 (File No. 33-80146)                  I

     Partnership's Registration Statement
     on Form S-1 (File No. 333-0494)                  I

     Partnership's Registration Statement
     on Form S-1, (File No. 333-3222)
     (including the Partnership's latest
     Prospectus dated April 25, 1997
     together with the Supplement to
     Prospectus dated December 19, 1997                I

     December 31, 1997 Annual Report for
      the Dean Witter Spectrum Series                II  and
IV







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

1994, with an arbitrary allocation of 2,000,000 Units to the

Partnership.    The  offering  of  units  was   underwritten

initially  at $10.00 per unit on a "best efforts"  basis  by

Dean Witter Reynolds Inc. ("DWR"). The Partnership's General

Partner  is Demeter Management Corporation ("Demeter").  DWR

and Demeter are wholly-owned subsidiaries of Morgan Stanley,

Dean Witter, Discover & Co. ("MSDWD").

      The  Partnership commenced operations on  November  2,

1994.   An  aggregate of 6,000,000 additional Units  in  the

Partnership   were  registered  pursuant   to   Registration

Statements  on Form S-1 (File Nos. 333-00494 and  333-3222),

which  became  effective on January 31, 1996 and  April  30,

1996,  respectively.  Units of limited partnership  interest are offered at monthly closings at a price equal to 100%  of the Net Asset Value per Unit as of the close of business  on the last day of the month.

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc.  ("Carr"),  a  subsidiary of Credit Agricole  Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency  trades.  DWR serves as the non-clearing  commodity broker for the Partnerships with Carr providing all clearing services for the Partnerships' transactions.

      The  Partnership's  Net Asset Value  per  Unit  as  of

December  31, 1997 was  $13.75, representing an increase  of

18.23 percent from the Net Asset Value per Unit of $11.63 on

December 31, 1996.  For a more detailed description  of  the

Partnership's business, see subparagraph (c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

is  in  the  business  of speculative trading  in  commodity futures contracts and other commodity interests, pursuant to trading  instructions provided by RXR, Inc., its independent

trading  advisor.   For  a  detailed  description  of   the

different  facets of the Partnership's business,  see  those portions  of the Partnership's Prospectus, dated  April  25,

1997  (the  "Prospectus"), filed as part of the Registration

Statement  on  Form S-1 (File No. 333-3222) (see  "Documents

Incorporated by Reference" Page 1), set forth below and  the corresponding  portions of the Prospectus  Supplement  dated

December 19, 1997 (the "Supplement").

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                        (Pages  1-9  of  the
Prospectus).

     2.  Futures, Options and      2.  "The Futures, Options
and
       Forward Markets                and Forwards Markets"
                                      (Pages 146-150 of the
                                      Prospectus).

     3.  Partnership's Trading     3.  "Investment  Program,
Arrangements  and                      Use of  Proceeds  and
Policies                                 Trading   Policies"
(Page                                           34  of   the
Prospectus)
                                     "The Trading Advisors"
                                      (Pages 58-139 of the
                                      Prospectus and Pages
                                        S-6   -S-9  of   the
Supplement).

       4.   Management  of  the Part-   4.  "The  Management
       Agree-
       nership                        ments (Page 141 of the
                                        Prospectus).    "The
General  Partner" (Pages                           52-54  of
the Prospectus
                                      and Page S-5 of the
                                         Supplement),   "The
Commodity Broker" (Page                             145  and
Page                S-8                of                the
Supplement)  and  "The                               Limited
Partnership
Agreements"  (Pages 150-                             153  of
the Prospectus).

     5.  Taxation  of  the Partner- 5.    "Material  Federal
Income                                     ship's    Limited
Partners                               Tax   Considerations"
and                                       "State  and  Local
Income    Tax                                       Aspects"
(Pages 158-165 of
                                        the  Prospectus  and
Page                                        S-9    of    the
Supplement).


     (d)   Financial Information About Foreign and  Domestic
Operations and           Export Sales.

        The Partnership has not engaged in any operations in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

Item 2.  PROPERTIES

      The  executive and administrative offices are  located

within the offices of DWR.  The DWR offices utilized by  the

Partnership  are  located at Two World  Trade  Center,  62nd

Floor, New York, NY 10048.

Item 3.  LEGAL PROCEEDINGS

      On  September 6, 10, and 20, 1996, and  on  March  13,

1997,  similar  purported class actions were  filed  in  the

Superior  Court of the State of California,  County  of  Los

Angeles, on behalf of all purchasers of interests in limited partnership  commodity pools sold by DWR.  Named  defendants

include   DWR,  Demeter,  Dean  Witter  Futures  &  Currency

Management Inc. ("DWFCM"), MSDWD (all such parties  referred to  hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the  general

partner,  and certain trading advisors to those  pools.   On

June  16, 1997, the plaintiffs in the above actions filed  a

consolidated  amended  complaint,  alleging,   among   other

things,   that  the  defendants  committed  fraud,   deceit,

negligent  misrepresentation,  various  violations  of   the

California  Corporations  Code,  intentional  and  negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity

pools.   Similar purported class actions were also filed  on

September 18 and 20, 1996, in the Supreme Court of the State

of New York, New York County, and
on  November 14, 1996 in the Superior Court of the State  of

Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers  of interests  in  various limited partnership  commodity  pools sold  by DWR.  A consolidated and amended complaint  in  the action pending in the Supreme Court of the State of New York was  filed  on August 13, 1997, alleging that the defendants committed  fraud,  breach of fiduciary duty,  and  negligent misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.    The   complaints    seek

unspecified  amounts of comp-ensatory and  punitive  damages and  other  relief.  It is possible that additional  similar actions  may  be  filed and that, in  the  course  of  these

actions,  other  parties could be added as defendants.   The

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

                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 3,642.  No distributions have been made by the

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

Partnership  Interest ("Units") pursuant to  a  Registration

Statement  on Form S-1, which became effective on  September

15, 1994 (the "Registration Statement") (SEC File Number 33-

80146).   While  such  Units were not  allocated  among  the

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

File  Number 333-3222); such Units were allocated among  the

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

      Through  December 31, 1997, 2,376,582.520  Units  were

sold,  leaving 5,623,417.480 Units unsold as of  January  1,

1998.    The   aggregate  offering  amount  registered   was

$89,740,000, based upon the offering prices of $10 per  Unit for  the  2,000,000 Units registered on September 15,  1994;

$11.73  per  Unit  for  the 5,000,000  Units  registered  on

January  31,  1996;  and $11.09 per Unit for  the  1,000,000

Units registered on April 30, 1996.

The  aggregate price of the Units sold through December  31,

1997 is $27,053,422.

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


Item 6.  SELECTED FINANCIAL DATA (in dollars)



                                                               For the
                                                              Period from
                                                             November 2, 1994
                                                              (commencement
                      For the Years Ended December 31,      of operations) to
                         1997        1996      1995        December 31,1994
Total Revenues
(including interest)     5,293,459    893,626    2,329,813     (17,216)

Net   Income   (Loss)    3,599,516   (357,966)   1,559,664     (52,306)


Net Income (Loss)
Per Unit (Limited
& General   Partners)         2.12       (.44)        2.24        <.17)


Total    Assets         25,923,024  19,620,770   14,923,682   3,817,871


Total Limited
Partners'   Capital     25,418,875  18,499,873   14,604,689   3,701,277

Net Asset Value Per
Unit of Limited
Partnership  Interest        13.75       11.63       12.07         9.83






Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
        RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are on deposit in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  in  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Market  Risk.  The Partnership trades futures, options

and  forward  contracts  in interest rates,  stock  indices,

commodities   and  currencies.   In  entering   into   these

contracts  there  exists a risk to the  Partnership  (market risk) that such contracts may be significantly influenced by

market   conditions,  such  as  interest  rate   volatility,

resulting  in  such contracts being less valuable.   If  the

markets  should  move  against all of the  futures  interest positions held by the Partnership at the same time,  and  if the  Trading  Advisor was unable to offset futures  interest positions of the Partnership, the Partnership could lose all of  its assets and the Limited Partners would realize a 100%

loss.   The  Partnership has established  Trading  Policies,

which  include  standards for liquidity and  leverage  which help  control  market  risk.  Both the Trading  Advisor  and

Demeter  monitor  the  Partnership's trading  activities  to

ensure  compliance with the Trading Policies.   Demeter  may

(under terms of

The  Management Agreement) override the trading instructions of  the  Trading Advisor to the extent necessary  to  comply with the Partnership's Trading Policies.

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into  off-exchange contracts with a counterparty,  the  sole recourse  of the Partnership will be the clearinghouse,  the exchange  member or the off-exchange contract  counterparty,

as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations

to   the   Partnership,  and  the  Partnership is   not

indemnified  against a default by such parties from  Demeter or  MSDWD or DWR.  Further, the law is unclear as to whether a  commodity  broker  has  any  obligation  to  protect  its

customers   from   loss  in  the  event  of   an   exchange,

clearinghouse  or  other exchange member default  on  trades effected for the broker's customers; any such obligation  on the  part  of the broker appears even less clear  where  the default occurs in a non-US jurisdiction.

       Demeter   deals  with  the  credit   risks   of   all

partnerships  for  which it serves  as  General  Partner  in several ways.  First, it monitors each partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount of its unrealized gains at each exchange, if any. The commodity brokers inform each partnership, as with all their customers,  of  its  net  margin requirements  for  all  its existing  open positions, but do not break that  net  figure down,  exchange by exchange. Demeter, however, has installed a system which permits it to monitor each Partnership's
potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the

Partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options and forward contracts) in each
partnership's  account.   As of December  31,  1997,  Credit

Agricole Indosuez' total capital was over $3.25 billion  and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.    At   the  date  of  this filing,   the

partnerships  deal only with Carr as their  counterparty  on

forward   contracts.   The  guarantee  by   Carr's   parent,

discussed above, covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does  it  expect to have, any capital assets.   Redemptions,

exchanges   and  sales  of  additional  Units   of   Limited

Partnership Interest in the future will affect the amount of

funds  available for investments in subsequent periods.   As

redemptions are at the discretion of Limited Partners, it is not  possible  to  estimate the amount  and  therefore,  the impact of future redemptions.

      Results of Operations.   As of December 31, 1997,  the

Partnership's total capital was $25,683,236, an increase  of

$6,976,981   from   the  Partnership's  total   capital   of

$18,706,255, at December 31, 1996.  For
the  year ended December 31, 1997, the Partnership generated net  income  of  $3,599,516, total subscriptions  aggregated

$6,527,261 and total redemptions aggregated $3,149,796.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$5,293,459.  The Partnership's total expenses for  the  year were $1,693,943, resulting in net income of $3,599,516.  The value  of  an  individual unit in the Partnership  increased from  $11.63 at December 31, 1996 to $13.75 at December  31,

1997.

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

Partnership's  total capital of $3,797,845 at  December  31,

1994.  For the year ended December 31, 1995, the Partnership generated  net  income  of $1,559,664,  total  subscriptions aggregated $9,639,381 and redemptions aggregated $242,390.

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan

Stanley  retail  funds.  Mr. DeMartini has  been  with  Dean

Witter  his  entire career, joining the firm in 1975  as  an account  executive.  He served as a branch manager, regional director and national sales director, before being appointed president  and  chief operating officer of the  Dean  Witter

Consumer Markets.  In 1988 he was named president and  chief operating officer of Sears' Consumer Banking Division and in

January 1989 he became president and chief operating officer

of  Dean  Witter  Capital.   Mr.  DeMartini  has  served  as

chairman  of the board of the Nasdaq Stock Market, Inc.  and vice  chairman  of the board of the National Association  of

Securities  Dealers, Inc.  A native of  San  Francisco,  Mr.

DeMartini  holds a bachelor's degree in marketing  from  San

Diego State University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to  his departure,  held the positions of First Vice  President  and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First

Boston   Corporation  as  a  member  of  the  Research   and

Investment  Banking  Departments from  1967  to  1981.   Mr.

Oelsner  received  his M.B.A. in Finance from  the  Columbia

University Graduate School of Business in 1966 and  an  A.B.

in Politics from Princeton University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career
at  Arthur  Anderson & Co., where she was  employed  in  the audit division from 1982-1986.  She is a member of the AICPA

and   the  New  York  State  Society  of  Certified   Public

Accountants.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners -

As  of December 31, 1997, there were no persons known to  be beneficial  owners of more than 5 percent of  the  Units  of

Limited Partnership Interest in the Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter owned 19,230.497 Units of General Partnership

Interest  representing  a  1.03  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  In its capacity
as  the  Partnership's retail commodity broker, DWR received commodity  brokerage commissions (paid and  accrued  by  the

Partnership)  of $1,124,531 for the year ended December  31,

1997.

                           PART IV

Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

REPORTS ON FORM 8-K

(a)  1. Listing of Financial Statements

      The  following  financial  statements  and  report  of

independent  public  accountants,  all  appearing   in   the

accompanying   1997   Annual   Report   to   Partners,   are

incorporated by reference in this Form 10-K:

          - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

          -     Statements  of  Financial  Condition  as  of
          December 31, 1997 and 1996.

          -      Statements   of  Operations,   Changes   in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          -    Notes to Financial Statements.

      With  the  exception of the aforementioned information

and  the information incorporated in Items 7, 8 and 13,  the

1997  Annual  Report to Partners is not deemed to  be  filed with this report.

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

                                             DEAN WITTER SPECTRUM
                         BALANCED L.P.

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 23, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 23,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 23,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 23,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 23,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 23,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 23,
1998
         Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 23,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX



      ITEM                                                 METHOD
OF FILING

 -3. Limited Partnership Agreement of
     the Partnership, dated as of
     May 27, 1994.                                    (1)

-10. Form to the Management Agreement among
     the Partnership, Demeter Management
     Corporation and RXR, Inc. dated as               (2)
     of November 1, 1994.

-10. Form of Amended and Restated Customer
     Agreement between the Partnership and
     Dean Witter Reynolds Inc., dated as
     of September 1, 1996.                            (3)

-13. December 31, 1997 Annual Report to Limited Partners.   (4)


(1)
     Incorporated  by reference to Exhibit 3.01 and Exhibit  3.02 of  the  Partnership's Registration Statement  on  Form  S-1
     (File No. 33-80146).

(2)
     Incorporated   by  reference  to  Exhibit   10.02   of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     33-80146).

(3)
     Incorporated  by  reference  to  Exhibit  10.01(a)  of   the
     Partnership's Registration Statement on Form S-1  (File  No.
     333-3222).

(4)                                                         Filed
     herewith.

                          Dean Witter Spectrum Series

--------------------------------------------------------------------------------


                                     [ART]


    December 31, 1997
    Annual Report




                                              [LOGO OF DEAN WITTER APPEARS HERE]

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER SPECTRUM SERIES
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the fourth annual report for Dean Witter Spectrum Series. The Net Asset Value per Unit for each of the three Dean Witter Spectrum Funds as of December 31, 1997 were as follows:

      FUNDS         N.A.V. % CHANGE FOR YEAR
      -----         ------ -----------------
Spectrum Balanced   $13.75       18.2%
Spectrum Strategic  $10.71        0.4%
Spectrum Technical  $14.63        7.5%

DEAN WITTER SPECTRUM BALANCED L.P., a Fund that replicates a balanced portfolio of stocks, bonds and managed futures utilizing the futures, options and forward markets, achieved a profitable year. In January, the Fund recorded gains in the currency markets from short positions in most European currencies as the value of the U.S. dollar strengthened relative to these currencies. Additional gains were recorded in the stock index portion of the balanced portfolio as long S&P 500 Index futures positions profited from an increase in domestic stock prices. During February, gains were recorded in the currency markets from a continued strengthening in the value of the U.S. dollar relative to most European currencies, as well as the Singapore dollar. Additional gains were recorded from short energy futures positions as oil and gas prices declined, and from long positions in corn futures as prices in this market moved higher. In March, losses were recorded from long S&P 500 Index futures positions as U.S. stock prices moved lower late in the month. In currencies, a portion of previous months' profits was given back as the previous upward trend in the value of the U.S. dollar relative to most European currencies reversed lower.

The Fund experienced losses during April from short U.S. interest rate futures positions in the managed futures component as U.S. bond prices rallied late in the month, after showing signs of trending lower previously. These losses were partially offset by gains recorded from long positions in both the stock index and bond components of the balanced portfolio as prices in the domestic capital markets increased. During May, profits were recorded from long positions in Australian bond futures as prices in this market moved higher. Additional gains were recorded from long positions in U.S. stock index and bond futures as prices in these markets continued their upward trend. This bullish trend in U.S. equity and bond prices continued into June, thus resulting in additional profits for the Fund's long positions. Gains were also recorded from long Australian bond futures positions, as prices moved higher, and from long Japanese yen positions as the value of the yen increased versus the U.S. dollar.

The third quarter began with additional gains being recorded in the stock index and bond futures components of the balanced portfolio as U.S. stock and bond prices continued to move higher. Gains were also recorded in the managed futures portion from long positions in U.S. and Australian interest rate futures, as well as from a strengthening in the value of the U.S. dollar. During August, a price reversal lower in U.S. stock index and bond futures, as well as in international bond futures, resulted in a portion of previous months' profits being given back. In September, gains were recorded from long positions in the stock and bond portions of the portfolio as U.S. stock index and bond futures prices regained their previous upward momentum. Additional gains were recorded in the managed futures component from long positions in global interest rate futures.

Losses were recorded during October from long S&P 500 Index futures positions as U.S. equity prices declined sharply on October 27. These losses were mitigated as stock prices rebounded on October 28. Smaller losses were experienced from long positions in Australian and European interest rate futures as prices in these markets reversed lower during early October. During November, the Fund recorded a small loss primarily from long U.S. Treasury note futures positions as prices moved lower. A majority of these losses were offset by gains recorded from long S&P 500 Index futures positions as U.S. stock prices rallied late in the month. In the managed futures portion, small losses were experienced from long energy futures positions as oil and gas prices declined on easing tensions in Iraq. During December, gains were recorded from short positions in most Pacific Rim currencies, particularly the New Zealand and Singapore dollars, as the value of these currencies declined over concerns of economic instability in Asia. Additional gains were recorded from short positions in crude oil and natural gas futures.

DEAN WITTER SPECTRUM STRATEGIC L.P., a Fund managed by three trading advisors who employ fundamental trading methodologies in a diverse portfolio of futures, recorded a small net gain in net asset value per unit for the year. During January, the Fund posted losses primarily from choppy price movement in global interest rate futures. Smaller losses were experienced from short positions in S&P 500 Index futures as U.S. stock prices moved higher. During February, significant profits were recorded from short energy futures positions as oil and gas prices moved lower as demand declined due to unseasonably warm weather in key market areas. Additional gains were recorded from long positions in silver and copper futures. In March, the Fund profited from short U.S. interest rate futures positions as domestic bond prices dropped off due in large part to an increase in the Fed Funds rate late in the month. Additional gains were recorded from short S&P 500 Index futures positions as U.S. equity prices also moved lower during late March.

In April, losses were recorded due primarily to choppy price movement in European interest rate futures. Additionally, a portion of previous months' profits was given back as short positions in U.S. interest rate futures experienced losses due to a rally in U.S. bond prices late in the month after showing signs of weakening previously. During May, the Fund recorded small profits as long positions in copper and zinc futures profited from an increase in base metals prices. In currency trading, gains from transactions involving the Japanese yen more than offset losses from transactions involving the British pound. In June, losses were recorded from long positions in soybean and soybean products as prices moved lower. Smaller losses were experienced from short-term volatile price movement in Japanese government bond futures. These losses were partially offset by gains from long cocoa futures positions.

In July, gains were recorded from short positions in most major foreign currencies as the value of the U.S. dollar strengthened relative to these currencies. Additional gains were recorded from long positions in global interest rate and stock index futures as prices in these markets moved higher. During August, losses were experienced from long positions in these same markets as prices reversed lower. Smaller losses were recorded from long positions in aluminum and copper futures as prices declined. The Fund recorded losses during September from short positions in S&P 500 Index futures as the U.S. stock market regained its previous bullish momentum. Smaller losses were recorded from long positions in soft commodities as prices moved lower.

During October, losses were recorded from long positions in base and precious metals futures as prices declined. Smaller losses were recorded from short-term volatility in the value of the Japanese yen and Swiss franc relative to the U.S. dollar. These losses were partially offset by gains from long positions in corn and soybean meal futures as prices increased. In November, the Fund experienced losses from short positions in U.S., Hong Kong and German stock index futures as most global equity prices rebounded higher after moving sharply lower in late October and early

November. Smaller losses were experienced from long cocoa futures positions as prices moved lower. These losses were partially offset by gains recorded from short Japanese yen positions as the value of the yen weakened versus the U.S. dollar due to the economic turmoil in Asia. Profits were also recorded during December from short Japanese yen positions as the value of the yen continued to decline versus the U.S. dollar amid concerns over the instability of the Japanese economy. Additional gains were recorded from long silver futures positions.

DEAN WITTER SPECTRUM TECHNICAL L.P., a Fund managed by three trading advisors who employ long-term technical trend-following trading systems across a diverse portfolio of futures, recorded net gains for the year. In January, gains were recorded from short positions in the German mark, Swiss franc and Japanese yen as the value of the U.S. dollar strengthened relative to these currencies. Additional gains were recorded from short gold futures positions as gold prices declined to their lowest levels since 1993. A continued strengthening in the value of the U.S. dollar versus most major European currencies during February resulted in additional currency gains for the Fund's short German mark and Swiss franc positions. Long positions in coffee futures profited from an upward price trend as concerns about declining supplies grew stronger. During March, a portion of previous months' profits were given back as the previous downward trend in the value of the German mark and Swiss franc reversed higher relative to the U.S. dollar. Smaller losses were recorded from short positions in the energy markets as oil and gas prices reversed higher after moving lower during February.

In April, losses were recorded from short positions in U.S. interest rate futures established during late March as U.S. bond prices rallied higher late in the month after moving lower previously. During May, losses were recorded in currencies from short positions in the Japanese yen as the previous decline in the value of the yen reversed higher relative to the U.S. dollar in late May. Subsequently, additional losses were recorded in late May from newly established long yen positions as its value reversed lower late in the month. In June, gains were recorded as long positions in global interest rate and stock index futures profited from an upward price trend. Additional gains were recorded in currency trading from long Japanese yen positions as the value of the yen moved higher.

In July, gains were recorded from long positions in global financial futures as prices in these markets continued to trend higher. Additional gains were recorded from short positions in the German mark and Swiss franc as the previous strengthening in the value of the U.S. dollar relative to these currencies reemerged. Smaller gains were recorded from short gold futures positions as prices declined early in the month. During August, losses were recorded from long positions in international interest rate futures as prices in these markets reversed lower after previously trending higher. These losses were partially offset by gains from short Nikkei Index futures positions as Japanese equity prices declined. September was profitable for the Fund as international bond futures prices regained their previous upward momentum, thus resulting in gains for the Fund's long positions. Additional gains were recorded from long positions in European and U.S. stock index futures, as well as from short positions in Japanese stock index futures. Gains were also recorded from long natural gas futures positions as prices increased significantly.

Small profits were recorded during October from long British pound positions as the value of the pound increased relative to the U.S. dollar. Gains were also recorded from short positions in the Australian and Canadian dollars, as well as from long Japanese and U.S. bond futures positions. A majority of these gains were offset by losses experienced from short-term price volatility in global stock index futures. During November, gains were recorded from short Japanese yen positions as the value of the yen trended lower versus other major currencies due to economic turmoil in Asia. Additional gains were recorded from long British pound positions as the value of the pound moved higher relative to the U.S. dollar. Gains were also recorded from short gold futures positions as gold prices broke below $300 an ounce for the first time in over 12 years. December was also profitable as silver prices rallied on reports of declining supplies, thus resulting in gains for long positions. Additional gains in metals were recorded from short gold futures positions. Profits were also recorded from long positions in European and U.S. interest rate futures as prices increased due to a "flight-to-quality" by investors as a result of the Asian economic crisis.

Overall, Spectrum Balanced had a successful year due primarily to a strengthening in the value of the U.S. dollar during the first quarter, as well as during December. Additional gains were recorded from long positions in S&P 500 Index futures, as U.S. equity prices continued to trend higher throughout a majority of the year, and in Australian bond futures, as prices trended higher during the second and third quarters. Spectrum Balanced's fixed income component was also profitable as U.S. Treasury note and Treasury bond futures prices finished the year higher despite trendless price movement throughout the first half of the year. 1997 was also a profitable year for Spectrum Technical as long global interest rate futures positions resulted in gains during the second half of the year. Additional profits recorded in currencies, primarily from a strengthening in the value of the U.S. dollar relative during January and February, and again during the final quarter, also contributed to the overall gains for the year. These gains were partially offset by losses from trendless price movement in most tangible commodities, with the exception of a profitable downward trend in gold prices. Spectrum Strategic posted a small net gain in net asset value per unit during the year as profits were recorded by the Fund's discretionary managers in the first quarter, primarily from commodities trading, and again in the year's final months, from a strengthening U.S. dollar. A majority of these gains were offset by losses experienced during the second quarter as the volatility in global stock index and bond futures that began in March did not develop in line with the discretionary managers' points of view. In much of the second half of the year, small losses were recorded from significant short-term price volatility.

Since inception in November 1994, Spectrum Balanced has increased by 37.5% (a compound annualized return of 10.3%), Spectrum Strategic has increased by 7.1% (a compound annualized return of 2.1%) and Spectrum Technical has increased by 46.3% (a compound annualized return of 12.4%).

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, N.Y. 10048 or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley


    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER SPECTRUM SERIES
INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner of
Dean Witter Spectrum Balanced L.P.
Dean Witter Spectrum Strategic L.P.
Dean Witter Spectrum Technical L.P.:

We have audited the accompanying statements of financial condition of Dean Witter Spectrum Balanced L.P., Dean Witter Spectrum Strategic L.P. and Dean Witter Spectrum Technical L.P., (collectively, the "Partnerships"), as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Spectrum Balanced L.P., Dean Witter Spectrum Strategic L.P. and Dean Witter Spectrum Technical L.P., as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
March 11, 1998 as to Note 6
New York, New York

DEAN WITTER SPECTRUM BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------
                                                        $           $
 ASSETS
 Equity in Commodity futures trading accounts:
  Cash                                              24,954,956  19,127,125
  Net unrealized gain on open contracts                681,559     216,593
  Net option premiums                                 (458,150)        --
                                                    ----------  ----------
  Total Trading Equity                              25,178,365  19,343,718
 Subscriptions receivable                              625,710     191,569
 Interest receivable (DWR)                             118,949      85,483
                                                    ----------  ----------
  Total Assets                                      25,923,024  19,620,770
                                                    ==========  ==========
 LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                   114,576     801,425
 Accrued brokerage fees (DWR)                           99,762      92,147
 Accrued management fee                                 25,450      20,943
                                                    ----------  ----------
  Total Liabilities                                    239,788     914,515
                                                    ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (1,849,054.344 and 1,591,356.003
   Units, respectively)                             25,418,875  18,499,873
 General Partner (19,230.497 and 17,752.928 Units,
   respectively)                                       264,361     206,382
                                                    ----------  ----------
  Total Partners' Capital                           25,683,236  18,706,255
                                                    ----------  ----------
  Total Liabilities and
   Partners' Capital                                25,923,024  19,620,770
                                                    ==========  ==========
 NET ASSET VALUE PER UNIT                                13.75       11.63
                                                    ==========  ==========

STATEMENTS OF OPERATIONS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                            ------------------------------
                                              1997      1996       1995
                                            --------- ---------  ---------
                                                $         $          $
REVENUES
Trading Profit (Loss):
 Realized                                   3,683,460   177,564  1,508,581
 Net change in unrealized                     464,966  (175,835)   373,624
                                            --------- ---------  ---------
 Total Trading Results                      4,148,426     1,729  1,882,205
Interest income (DWR)                       1,145,033   891,897    447,608
                                            --------- ---------  ---------
 Total Revenues                             5,293,459   893,626  2,329,813
                                            --------- ---------  ---------
EXPENSES
Brokerage fees (DWR)                        1,124,531 1,030,310    503,995
Incentive fee                                 300,250       --     161,155
Management fee                                269,162   221,282    104,999
                                            --------- ---------  ---------
 Total Expenses                             1,693,943 1,251,592    770,149
                                            --------- ---------  ---------
NET INCOME (LOSS)                           3,599,516  (357,966) 1,559,664
                                            ========= =========  =========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                            3,561,537  (354,537) 1,536,421
General Partner                                37,979    (3,429)    23,243
NET INCOME (LOSS) PER UNIT:
Limited Partners                                 2.12      (.44)      2.24
General Partner                                  2.12      (.44)      2.24

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM STRATEGIC L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                   ---------------------
                                                      1997       1996
                                                   ---------- ----------
                                                       $          $
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                              57,104,003 45,997,912
 Net unrealized gain on open contracts              2,527,613    140,355
 Net option premiums                                  322,123    (45,325)
                                                   ---------- ----------
 Total Trading Equity                              59,953,739 46,092,942
Subscriptions receivable                              833,259    833,091
Interest receivable (DWR)                             223,045    163,643
                                                   ---------- ----------
 Total Assets                                      61,010,043 47,089,676
                                                   ========== ==========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                 1,366,164  1,490,536
Accrued brokerage fees (DWR)                          360,041    323,442
Accrued management fees                               188,257    156,821
                                                   ---------- ----------
 Total Liabilities                                  1,914,462  1,970,799
                                                   ---------- ----------
PARTNERS' CAPITAL
Limited Partners (5,460,628.572 and 4,184,723.907
  Units, respectively)                             58,482,349 44,645,423
General Partner (57,258.883 and 44,377.944 Units,
  respectively)                                       613,232    473,454
                                                   ---------- ----------
 Total Partners' Capital                           59,095,581 45,118,877
                                                   ---------- ----------
 Total Liabilities and
   Partners' Capital                               61,010,043 47,089,676
                                                   ========== ==========
NET ASSET VALUE PER UNIT                                10.71      10.67
                                                   ========== ==========

STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS
                                                    ENDED
                                                 DECEMBER 31,
                                       ---------------------------------
                                          1997        1996       1995
                                       ----------  ----------  ---------
                                           $           $           $
REVENUES
Trading Profit (Loss):
 Realized                               1,297,824   4,980,402  3,408,036
 Net change in unrealized               2,387,258  (1,679,048) 1,451,792
                                       ----------  ----------  ---------
 Total Trading Results                  3,685,082   3,301,354  4,859,828
Interest income (DWR)                   2,304,248   1,604,026    887,226
                                       ----------  ----------  ---------
 Total Revenues                         5,989,330   4,905,380  5,747,054
                                       ----------  ----------  ---------
EXPENSES
Brokerage fees (DWR)                    4,414,327   3,398,205  1,802,579
Management fees                         2,212,788   1,587,213    824,036
Incentive fees                            427,094     726,825    437,310
                                       ----------  ----------  ---------
 Total Expenses                         7,054,209   5,712,243  3,063,925
                                       ----------  ----------  ---------
NET INCOME (LOSS)                      (1,064,879)   (806,863) 2,683,129
                                       ==========  ==========  =========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                       (1,054,657)   (799,980) 2,659,882
General Partner                           (10,222)     (6,883)    23,247
NET INCOME (LOSS) PER UNIT:
Limited Partners                             0.04        (.39)      1.05
General Partner                              0.04        (.39)      1.05

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM TECHNICAL L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    -----------------------
                                                       1997        1996
                                                    ----------- -----------
                                                         $           $
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               168,849,922 106,460,248
 Net unrealized gain on open contracts               12,296,712   2,533,889
 Net option premiums                                        --      328,955
                                                    ----------- -----------
 Total Trading Equity                               181,146,634 109,323,092
Subscriptions receivable                              2,965,621   5,117,123
Interest receivable (DWR)                               657,562     381,841
                                                    ----------- -----------
 Total Assets                                       184,769,817 114,822,056
                                                    =========== ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accrued brokerage fees (DWR)                          1,097,194     776,253
Redemptions payable                                   1,009,230     683,809
Accrued management fees                                 573,696     376,365
Incentive fees payable                                  139,190         --
                                                    ----------- -----------
 Total Liabilities                                    2,819,310   1,836,427
                                                    ----------- -----------
PARTNERS' CAPITAL
Limited Partners (12,308,185.227 and 8,216,910.942
  Units, respectively)                              180,099,271 111,852,280
General Partner (126,515.511 and 83,258.292 Units,
  respectively)                                       1,851,236   1,133,349
                                                    ----------- -----------
 Total Partners' Capital                            181,950,507 112,985,629
                                                    ----------- -----------
 Total Liabilities and Partners' Capital            184,769,817 114,822,056
                                                    =========== ===========
NET ASSET VALUE PER UNIT                                  14.63       13.61
                                                    =========== ===========

STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS
                                                       ENDED
                                                     DECEMBER 31,
                                           --------------------------------
                                              1997       1996       1995
                                           ---------- ----------  ---------
                                               $          $           $
REVENUES
Trading Profit (Loss):
 Realized                                  13,777,460 26,334,748  4,446,595
 Net change in unrealized                   9,762,823 (1,552,659) 3,362,093
                                           ---------- ----------  ---------
 Total Trading Results                     23,540,283 24,782,089  7,808,688
Interest income (DWR)                       5,987,304  3,242,977  1,430,845
                                           ---------- ----------  ---------
 Total Revenues                            29,527,587 28,025,066  9,239,533
                                           ---------- ----------  ---------
EXPENSES
Brokerage fees (DWR)                       11,617,770  6,997,531  3,003,934
Management fees                             5,832,758  3,273,649  1,373,227
Incentive fees                                369,975  1,852,569    600,504
                                           ---------- ----------  ---------
 Total Expenses                            17,820,503 12,123,749  4,977,665
                                           ---------- ----------  ---------
NET INCOME                                 11,707,084 15,901,317  4,261,868
                                           ========== ==========  =========
NET INCOME ALLOCATION:
 Limited Partners                          11,589,197 15,737,852  4,226,249
 General Partner                              117,887    163,465     35,619
NET INCOME PER UNIT:
 Limited Partners                                1.02       2.11       1.72
 General Partner                                 1.02       2.11       1.72

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM SERIES

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                        UNITS OF
                       PARTNERSHIP        LIMITED        GENERAL
                        INTEREST          PARTNERS       PARTNER        TOTAL
                      -------------      ----------      -------      ----------
                                             $              $             $
DEAN WITTER SPECTRUM BALANCED L.P.
Partners' Capital,
December 31, 1994       386,338.297       3,701,277       96,568       3,797,845
Offering of Units       856,935.520       9,609,381       30,000       9,639,381
Net Income                      --        1,536,421       23,243       1,559,664
Redemptions             (21,105.767)       (242,390)         --         (242,390)
                      -------------      ----------      -------      ----------
Partners' Capital,
December 31, 1995     1,222,168.050      14,604,689      149,811      14,754,500
Offering of Units       647,218.304       7,199,621       60,000       7,259,621
Net Loss                        --         (354,537)      (3,429)       (357,966)
Redemptions            (260,277.423)     (2,949,900)         --       (2,949,900)
                      -------------      ----------      -------      ----------
Partners' Capital,
December 31, 1996     1,609,108.931      18,499,873      206,382      18,706,255
Offering of Units       505,325.179       6,507,261       20,000       6,527,261
Net Income                      --        3,561,537       37,979       3,599,516
Redemptions            (246,149.269)     (3,149,796)         --       (3,149,796)
                      -------------      ----------      -------      ----------
Partners' Capital,
December 31, 1997     1,868,284.841      25,418,875      264,361      25,683,236
                      =============      ==========      =======      ==========
DEAN WITTER SPECTRUM STRATEGIC L.P.
Partners' Capital,
December 31, 1994     1,190,794.333      11,791,839      127,090      11,918,929
Offering of Units     1,880,517.736      19,071,379      180,000      19,251,379
Net Income                      --        2,659,882       23,247       2,683,129
Redemptions            (135,720.249)     (1,390,505)         --       (1,390,505)
                      -------------      ----------      -------      ----------
Partners' Capital,
December 31, 1995     2,935,591.820      32,132,595      330,337      32,462,932
Offering of Units     1,784,521.074      18,480,024      150,000      18,630,024
Net Loss                        --         (799,980)      (6,883)       (806,863)
Redemptions            (491,011.043)     (5,167,216)         --       (5,167,216)
                      -------------      ----------      -------      ----------
Partners' Capital,
December 31, 1996     4,229,101.851      44,645,423      473,454      45,118,877
Offering of Units     1,956,789.313      22,377,135      150,000      22,527,135
Net Loss                        --       (1,054,657)     (10,222)     (1,064,879)
Redemptions            (668,003.709)     (7,485,552)         --       (7,485,552)
                      -------------      ----------      -------      ----------
Partners' Capital,
December 31, 1997     5,517,887.455      58,482,349      613,232      59,095,581
                      =============      ==========      =======      ==========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM SERIES

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL--(CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                        UNITS OF
                      PARTNERSHIP        LIMITED       GENERAL
                        INTEREST        PARTNERS       PARTNER       TOTAL
                     --------------    -----------    ---------   -----------
                                            $             $            $
DEAN WITTER SPECTRUM TECHNICAL L.P.
Partners' Capital,
December 31, 1994     1,526,204.420     14,771,789      159,265    14,931,054
Offering of Units     3,799,373.914     41,608,374      405,000    42,013,374
Net Income                      --       4,226,249       35,619     4,261,868
Redemptions            (168,120.926)    (1,879,917)         --     (1,879,917)
                     --------------    -----------    ---------   -----------
Partners' Capital,
December 31, 1995     5,157,457.408     58,726,495      599,884    59,326,379
Offering of Units     3,684,340.110     44,072,998      370,000    44,442,998
Net Income                      --      15,737,852      163,465    15,901,317
Redemptions            (541,628.284)    (6,685,065)         --     (6,685,065)
                     --------------    -----------    ---------   -----------
Partners' Capital,
December 31, 1996     8,300,169.234    111,852,280    1,133,349   112,985,629
Offering of Units     5,034,287.188     69,082,458      600,000    69,682,458
Net Income                      --      11,589,197      117,887    11,707,084
Redemptions            (899,755.684)   (12,424,664)         --    (12,424,664)
                     --------------    -----------    ---------   -----------
Partners' Capital,
December 31, 1997    12,434,700.738    180,099,271    1,851,236   181,950,507
                     ==============    ===========    =========   ===========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM BALANCED L.P.
STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS
                                                            ENDED
                                                         DECEMBER 31,
                                               ----------------------------------
                                                  1997        1996        1995
                                               ----------  ----------  ----------
                                                   $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                               3,599,516    (357,966)  1,559,664
Noncash item included in net income
  (loss):
 Net change in unrealized                        (464,966)    175,835    (373,624)
Increase (decrease) in operating assets:
 Net option premiums                              458,150         --          --
 Interest receivable (DWR)                        (33,466)    (24,354)    (44,925)
Increase (decrease) in operating liabilities:
 Accrued brokerage
   fees (DWR)                                       7,615      25,474      50,100
 Accrued management
   fee                                              4,507       7,053      10,437
 Incentive fee payable                                --      (49,873)     49,873
                                               ----------  ----------  ----------
Net cash provided by (used
  for) operating activities                     3,571,356    (223,831)  1,251,525
                                               ----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                               6,527,261   7,259,621   9,639,381
(Increase) decrease in subscriptions
  receivable                                     (434,141)    869,488    (538,337)
Increase (decrease) in redemptions
  payable                                        (686,849)    762,679      38,746
Redemptions of units                           (3,149,796) (2,949,900)   (242,390)
                                               ----------  ----------  ----------
Net cash provided by financing
  activities                                    2,256,475   5,941,888   8,897,400
                                               ----------  ----------  ----------
Net increase in cash                            5,827,831   5,718,057  10,148,925
Balance at beginning of period                 19,127,125  13,409,068   3,260,143
                                               ----------  ----------  ----------
Balance at end of period                       24,954,956  19,127,125  13,409,068
                                               ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM STRATEGIC L.P.
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                     DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                          (1,064,879)   (806,863)  2,683,129
Noncash item included in net income
  (loss):
 Net change in unrealized                  (2,387,258)  1,679,048  (1,451,792)
(Increase) decrease in operating assets:
 Interest receivable (DWR)                    (59,402)    (55,568)    (72,271)
 Net option premiums                         (367,448)     25,452     (26,584)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)                  36,599     110,617     140,765
 Accrued management
   fees                                        31,436      59,530      64,349
 Incentive fees payable                           --     (198,924)    180,083
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  activities                               (3,810,952)    813,292   1,517,679
                                           ----------  ----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                          22,527,135  18,630,024  19,251,379
(Increase) decrease in subscriptions
  receivable                                     (168)    714,659     488,896
Increase (decrease) in redemptions
  payable                                    (124,372)  1,413,226      77,310
Redemptions of units                       (7,485,552) (5,167,216) (1,390,505)
                                           ----------  ----------  ----------
Net cash provided by financing activities  14,917,043  15,590,693  18,427,080
                                           ----------  ----------  ----------
Net increase in cash                       11,106,091  16,403,985  19,944,759
Balance at beginning of period             45,997,912  29,593,927   9,649,168
                                           ----------  ----------  ----------
Balance at end of period                   57,104,003  45,997,912  29,593,927
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM TECHNICAL L.P.
STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS
                                                               ENDED
                                                            DECEMBER 31,
                                                 ------------------------------------
                                                    1997         1996         1995
                                                 -----------  -----------  ----------
                                                      $            $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                                        11,707,084   15,901,317   4,261,868
Noncash item included
  in net income:
 Net change in unrealized                         (9,762,823)   1,552,659  (3,362,093)
(Increase) decrease in operating
  assets:
 Net option premiums                                 328,955     (328,955)        --
 Interest receivable (DWR)                          (275,721)    (189,153)   (146,210)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (DWR)                        320,941      388,414     295,915
 Accrued management fees                             197,331      199,067     135,276
 Incentive fees payable                              139,190          --      (19,678)
                                                 -----------  -----------  ----------
Net cash provided by operating
  activities                                       2,654,957   17,523,349   1,165,078
                                                 -----------  -----------  ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                                 69,682,458   44,442,998  42,013,374
(Increase) decrease in subscriptions receivable    2,151,502   (2,025,927)   (606,947)
Increase in redemptions payable                      325,421      499,483     184,326
Redemptions of units                             (12,424,664)  (6,685,065) (1,879,917)
                                                 -----------  -----------  ----------
Net cash provided by financing
  activities                                      59,734,717   36,231,489  39,710,836
                                                 -----------  -----------  ----------
Net increase in cash                              62,389,674   53,754,838  40,875,914
Balance at beginning of period                   106,460,248   52,705,410  11,829,496
                                                 -----------  -----------  ----------
Balance at end of period                         168,849,922  106,460,248  52,705,410
                                                 ===========  ===========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Spectrum Balanced L.P. ("Spectrum Balanced"), Dean Witter Spectrum Strategic L.P. ("Spectrum Strategic") and Dean Witter Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership," or collectively, the "Partnerships") are limited partnerships organized to engage in the speculative trading of futures and forward contracts, options on futures contracts and on physical commodities, and other commodities interests, including foreign currencies, financial instruments, precious and industrial metals, energy products, and agriculturals. The general partner for each Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time, DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnerships' futures and futures options trades and the counterparty on the Partnerships' foreign currency trades. DWR serves as the non-clearing commodity broker for the Partnerships with Carr providing all clearing services for Partnerships' transactions.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays each Partnership interest income based upon 80% of its

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

average daily Net Assets for the month in the case of Spectrum Strategic and Spectrum Technical and 100% in the case of Spectrum Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury Bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnerships' assets "Equity in Commodity futures trading accounts" consist of cash on deposit with DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts and the net option premiums paid and/or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS-- Prior to September 1, 1996, brokerage fees for Spectrum Balanced were accrued at a monthly rate of 1/2 of 1% of the Net Assets (a 6% annual rate) as of the first day of each month. Effective September 1, 1996, brokerage fees were reduced to a monthly rate of 11/24 of 1% of the Net Assets (a 5.5% annual rate) as of the first day of the month. Effective August 1, 1997, brokerage fees were further reduced to 49/120 of 1% of the Net Assets (a 4.9% annual rate) as of the first day of the month.

Prior to September 1, 1996, brokerage fees for Spectrum Strategic and Spectrum Technical were accrued at a monthly rate of 35/48 of 1% of the Net Assets (an 8.75% annual rate) as of the first day of each month. Effective September 1, 1996, brokerage fees were reduced to a monthly rate of 33/48 of 1% of the Net Assets (an 8.25% annual rate) as of the first day of the month. Effective August 1, 1997, brokerage fees were further reduced to 51/80 of 1% of the Net Assets (a 7.65% annual rate) as of the first day of the month.

Such fees will cover all brokerage commissions, transaction fees and costs and ordinary administrative and continuing offering expenses.

OPERATING EXPENSES--The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses, are borne by DWR through the brokerage fees paid by each Partnership.

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemption of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

CONTINUING OFFERING--Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of the month. No selling commissions or charges related to the continuing offering of Units will be paid by the Limited Partners or the Partnership. DWR will pay all such costs.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first becomes a limited partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units may be redeemed as of the end of any month upon five business days advance notice by redemption form to Demeter. However, any Units redeemed at or prior to the end of the twelfth, eighteenth, or twenty-fourth full months following the closing at which such person first becomes a limited partner, may be assessed a redemption charge equal to 3%, 2% or 1%, respectively, of the Net Asset Value per Unit on the date of such redemption.

EXCHANGES--On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partnerships, and the end of each month thereafter, Limited Partners may exchange their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreement) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIP--Each Partnership will terminate on December 31, 2035 regardless of its financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

Each Partnership pays brokerage commissions to DWR as described in Note 1. Each Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership are as follows:

Dean Witter Spectrum Balanced L.P.
 RXR, Inc.

Dean Witter Spectrum Strategic L.P.
 Blenheim Investments, Inc.
 A. Gary Shilling & Co., Inc.
 Willowbridge Associates Inc.

Dean Witter Spectrum Technical L.P.
 Campbell & Company, Inc.
 Chesapeake Capital Corporation
 John W. Henry & Company, Inc. ("JWH")

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued at the rate of 5/48 of 1% of the Net Assets on the first day of each month (a 1.25% annual rate) to Spectrum Balanced.

The management fee is accrued at the rate of 1/3 of 1% per month of the Net Assets allocated to each trading advisor on the first day of each month (a 4% annual rate) to Spectrum Strategic and Spectrum Technical.

INCENTIVE FEE--Each Partnership will pay a monthly incentive fee equal to 15% of the "Trading Profits", as defined in the Limited Partnership Agreement, experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month. When trading losses are incurred, no incentive fee will be paid in subsequent months until all such losses are recovered.

4. FINANCIAL INSTRUMENTS

The Partnerships trade futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


                                                  SPECTRUM BALANCED
                                                ---------------------
                                                     CONTRACT OR
                                                   NOTIONAL AMOUNT
                                                ---------------------
                                                   1997       1996
                                                ---------- ----------
                                                    $          $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase                        40,675,000 18,417,000
 Commitments to Sell                             6,721,000 13,206,000
Commodity Futures:
 Commitments to Purchase                               --   4,064,000
 Commitments to Sell                             5,168,000  4,337,000
Foreign Futures:
 Commitments to Purchase                        45,574,000 61,568,000
 Commitments to Sell                            26,176,000  4,802,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS
 Commitments to Purchase                         2,436,000  8,070,000
 Commitments to Sell                            10,218,000 17,843,000

                                                  SPECTRUM STRATEGIC
                                                ----------------------
                                                     CONTRACT OR
                                                   NOTIONAL AMOUNT
                                                ----------------------
                                                   1997        1996
                                                ----------- ----------
                                                     $          $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase                         87,114,000 15,204,000
 Commitments to Sell                             69,871,000 28,092,000
 Options Written                                        --   5,212,000
Commodity Futures:
 Commitments to Purchase                         32,034,000 36,735,000
 Commitments to Sell                             24,672,000 16,911,000
 Options Written                                        --   2,126,000
Foreign Futures:
 Commitments to Purchase                        119,070,000 37,389,000
 Commitments to Sell                              5,387,000 10,787,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS
 Commitments to Purchase                            748,000  1,157,000
 Commitments to Sell                                748,000  1,121,000

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                  SPECTRUM TECHNICAL
                                                -----------------------
                                                      CONTRACT OR
                                                    NOTIONAL AMOUNT
                                                -----------------------
                                                   1997        1996
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase                        302,165,000 113,494,000
 Commitments to Sell                             80,696,000  88,136,000
 Options Written                                        --    4,505,000
Commodity Futures:
 Commitments to Purchase                         36,753,000  21,658,000
 Commitments to Sell                             84,557,000  51,283,000
Foreign Futures:
 Commitments to Purchase                        283,941,000 112,745,000
 Commitments to Sell                            379,781,000  81,929,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS
 Commitments to Purchase                        116,349,000  40,864,000
 Commitments to Sell                            203,705,000  24,397,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled at December 31, 1997 and 1996, respectively, $681,559 and $216,593 for Spectrum Balanced, $2,527,613 and $140,355 for Spectrum Strategic, and $12,296,712 and $2,533,889 for Spectrum Technical.

For Spectrum Balanced, of the $681,559 net unrealized gain on open contracts at December 31, 1997, $657,913 related to exchange-traded futures contracts and $23,646 related to off-exchange-traded forward currency contracts. Of the $216,593 net unrealized gain on open contracts at December 31, 1996, $292,886 related to exchange-traded futures contracts and $(76,293) related to off-exchange-traded forward currency contracts.

For Spectrum Strategic, of the $2,527,613 net unrealized gain on open contracts at December 31, 1997, all related to exchange-traded futures contracts. Of the $140,355 net unrealized gain on open contracts at December 31, 1996, $140,193 related to exchange-traded futures contracts and $162 related to off-exchange-traded forward currency contracts.

For Spectrum Technical, of the $12,296,712 net unrealized gain on open contracts at December 31, 1997, $11,977,756 related to exchange-traded futures

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

contracts and $318,956 related to off-exchange-traded forward currency contracts. Of the $2,533,889 net unrealized gain on open contracts at December 31, 1996, $2,802,603 related to exchange-traded futures contracts and $(268,714) related to off-exchange-traded forward currency contracts.

The contract amounts in the above table represent the Partnerships' extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 1997 and 1996 mature as follows:

                                 1997          1996
                             ------------- -------------
 SPECTRUM BALANCED
 Exchange-Traded Contracts   March 1998    June 1997
 Off-Exchange-Traded
   Forward Currency
   Contracts                 March 1998    January 1997
 SPECTRUM STRATEGIC
 Exchange-Traded Contracts   December 1998 December 1997
 Off-Exchange-Traded
   Forward Currency
   Contracts                 January 1998  January 1997
 SPECTRUM TECHNICAL
 Exchange-Traded Contracts   December 1998 December 1997
 Off-Exchange-Traded
   Forward Currency
   Contracts                 March 1998    March 1997

The Partnerships also have credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnerships' assets. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as futures commission merchants for each Partnership's exchange-traded futures and options contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures styled options contracts, which funds totaled at December 31, 1997 and 1996 respectively, $25,612,869 and $19,420,011 for Spectrum Balanced, $59,631,616 and $46,138,105 for Spectrum Strategic and $180,827,678 and
$109,262,851 for Spectrum Technical. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligation to each Partnership.

For the years ended December 31, 1997 and 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                ----------------------
SPECTRUM BALANCED                                 ASSETS   LIABILITIES
-----------------                               ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
Financial Futures                               39,908,000 11,661,000
Options on Financial Futures                     1,206,000  2,398,000
Commodity Futures                                4,414,000  3,535,000
Foreign Futures                                 28,444,000 26,146,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  12,716,000 16,655,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
Financial Futures                               24,615,000  8,611,000
Options on Financial Futures                       375,000  2,717,000
Commodity Futures                                3,317,000  2,528,000
Foreign Futures                                 31,242,000 11,045,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  18,038,000 16,158,000
                                                         1997
                                                ----------------------
SPECTRUM STRATEGIC                                ASSETS   LIABILITIES
------------------                              ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
Financial Futures                               30,123,000 70,617,000
Options on Financial Futures                    18,562,000  1,261,000
Commodity Futures                               80,636,000 24,285,000
Option on Commodity Futures                     27,328,000 28,813,000
Foreign Futures                                 83,507,000 29,983,000
Options on Foreign Futures                       4,320,000    479,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS     507,000    922,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
Financial Futures                               41,783,000 37,098,000
Options on Financial Futures                    10,093,000  1,401,000
Commodity Futures                               93,183,000  8,843,000
Options on Commodity Futures                    17,066,000  2,566,000
Foreign Futures                                 59,665,000 12,417,000
Options on Foreign Futures                       3,267,000     16,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS   4,367,000  4,704,000

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


                                                         1997
                                                -----------------------
              SPECTRUM TECHNICAL                  ASSETS    LIABILITIES
----------------------------------------------  ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
Financial Futures                               233,922,000 153,604,000
Options on Financial Futures                      6,705,000     347,000
Commodity Futures                                58,233,000  60,140,000
Options on Commodity Futures                      2,181,000         --
Foreign Futures                                 205,510,000 168,044,000
Options on Foreign Futures                        4,070,000         --
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  103,299,000 111,186,000
                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
Financial Futures                               131,914,000 117,625,000
Options on Financial Futures                      5,437,000     375,000
Commodity Futures                                40,606,000  45,449,000
Options on Commodity Futures                      5,157,000         --
Foreign Futures                                 144,435,000  60,257,000
Options on Foreign Futures                        7,143,000         --
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS   35,572,000  39,498,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in

DEAN WITTER SPECTRUM SERIES
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

6. SUBSEQUENT EVENTS

On March 11, 1998, the Partnerships filed a registration statement (the "Offering") with the Securities and Exchange Commission to update and make certain changes to the Partnership's registration effective with the first Monthly Closing of the Offering. These changes include a reduction of brokerage fees to 4.60% annually for Spectrum Balanced and 7.25% annually for Spectrum Strategic and Spectrum Technical. At this time the trading program utilized by Spectrum Balanced will be modified and Spectrum Balanced will be renamed Dean Witter Spectrum Global Balanced L.P. Additionally, a fourth partnership, Dean Witter Spectrum Select L.P. ("Spectrum Select") will be made available for investment and exchanges. Prior to being added to the Spectrum series, Spectrum Select was a stand alone commodity pool known as Dean Witter Select Futures Fund L.P.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148