Form 10-Q
period 1998-03-31
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 1998-05-15
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-80146

                       DEAN WITTER SPECTRUM BALANCED L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3782232
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1998 and 1997
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-15


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................16-17

Item 2. Changes in Securities and Use of Proceeds......17-19

Item 5. Other Information................................ 19

Item 6. Exhibits and Reports on Form 8-K..................20






                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

               DEAN WITTER SPECTRUM BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              27,285,580    24,954,956
 Net unrealized gain on open contracts1,144,196     681,559
 Net option premiums                 -              (458,150)

 Total Trading Equity               28,429,776   25,178,365

Subscriptions receivable            1,123,725       625,710
Interest receivable (DWR)              117,825      118,949

 Total Assets                       29,671,326   25,923,024

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  354,418       114,576
 Accrued brokerage fees (DWR)          113,335         99,762
 Accrued management fee                28,912        25,450
 Incentive fee payable                  28,182          -

 Total Liabilities                     524,847      239,788


Partners' Capital

 Limited Partners (1,977,567.024 and
  1,849,054.344 Units, respectively) 28,845,568  25,418,875
 General Partner (20,629.587 and
      19,230.497 Units, respectively)     300,911      264,361

 Total Partners' Capital          29,146,479     25,683,236

  Total  Liabilities and Partners' Capital   29,671,326      25,9
23,024


NET ASSET VALUE PER UNIT               14.59               13.75

        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       1,235,926  1,041,124
    Net change in unrealized         462,637    (205,045)

      Total Trading Results        1,698,563    836,079

 Interest Income (DWR)               343,883    249,143

      Total Revenues               2,042,446  1,085,222

EXPENSES

   Brokerage   fees   (DWR)                  328,188      265,834
Management fee                        83,722     60,416
 Incentive fee                       28,182         -

    Total Expenses                   440,092    326,250

NET INCOME                         1,602,354    758,972


NET INCOME ALLOCATION

        Limited        Partners                         1,585,804
750,641
        General        Partner                             16,550
8,331

NET INCOME PER UNIT

        Limited        Partners                               .84
 .46
                          General                         Partner
 .84                             .46





        The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
 December 31, 1996  1,609,108.931          $18,499,873           $206,382
$18,706,255

Offering of Units   105,298.810            1,281,890             -
1,281,890

Net Income                      -             750,641                8,331
758,972

Redemptions          (82,601.612)             (1,011,219)                -
(1,011,219)

Partners' Capital,
 March 31, 1997   1,631,806.129            $19,521,185           $214,713
$19,735,898



Partners Capital,
   December 31, 19971,868,284.841          $25,418,875           $264,361
$25,683,236

Offering of Units   201,687.882            2,868,400             20,000
2,888,400

Net Income             -                   1,585,804             16,550
1,602,354

Redemptions          (71,776.112)            (1,027,511)                -
(1,027,511)

Partners' Capital,
   March 31, 1998   1,998,196.611          $28,845,568           $300,911
$29,146,479










         The accompanying footnotes are an integral part of these financial statements.

               DEAN WITTER SPECTRUM BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                       1,602,354              758,972
Noncash item included in net income:
    Net change in unrealized        (462,637)            205,045

(Increase) decrease in operating assets:
      Net  option  premiums              (458,150)              (
200,200)
    Interest receivable (DWR)         1,124              (1,711)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)     13,573              (975)
    Accrued management fee            3,462              (222)
          Incentive      fee      payable                  28,182
-

Net    cash   provided   by   operating   activities      727,908
760,909


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  Units                 2,888,400                1
,281,890
   Increase  in  subscriptions  receivable  (498,015)           (
319,093)
   Increase  (decrease)  in  redemptions  payable239,842        (
630,037)                                                        R
edemptions   of   units               (1,027,511)               (
1,011,219)

Net  cash  provided by (used for) financing activities  1,602,716
(678,459)

Net increase in cash              2,330,624              82,450

Balance  at  beginning  of  period    24,954,956                1
9,127,125

Balance  at  end  of  period          27,285,580                1
9,209,575



        The accompanying footnotes are an integral part of these financial statements.


               DEAN WITTER SPECTRUM BALANCED L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean  Witter  Spectrum

Balanced L.P. (the "Partnership").  The financial statements  and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10K.


1. Organization

Dean  Witter  Spectrum  Balanced L.P. is  a  limited  partnership organized  to  engage  in  the speculative  trading  of  futures,

forward  and  options  contracts, and other commodity  interests,

including foreign currencies, financial instruments and  physical commodities.  The Partnership is one of the Dean Witter  Spectrum

Funds,  comprised  of  Dean Witter Spectrum Balanced  L.P.,  Dean

Witter   Spectrum  Strategic  L.P.,  and  Dean  Witter   Spectrum

Technical  L.P.   The  general partner  for  the  Partnership  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker is Dean Witter Reynolds Inc. ("DWR"),  with  an unaffiliated  broker,  Carr  Futures,  Inc.  ("Carr"),  providing clearing and execution services.  Both Demeter and DWR are wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Demeter  has  retained RXR, Inc. as the trading manager  for  the

Partnership.

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                Contract or Notional Amount
                             March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     25,501,000         40,675,000
   Commitments to Sell         38,977,000          6,721,000
 Commodity Futures:
   Commitments to Purchase      2,626,000                  -
   Commitments to Sell          1,832,000          5,168,000
 Foreign Futures:
   Commitments to Purchase     56,320,000         45,574,000
   Commitments to Sell          6,827,000         26,176,000
Off-Exchange-Traded
Forward Currency Contracts
   Commitments to Purchase     10,810,000          2,436,000
   Commitments to Sell         14,217,000         10,218,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,144,196 and

$681,559 at March 31, 1998 and December 31, 1997, respectively.



Of  the $1,144,196 net unrealized gain on open contracts at March

31,  1998  $1,059,915 related to exchange-traded forward currency contracts  and  $84,281  related to  off-exchange-traded  forward currency contracts.

               DEAN WITTER SPECTRUM BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of the $681,559 net unrealized gain on open contracts at December

31,  1997,  $657,913 related to exchange-traded futures contracts and  $23,646  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through June 1998 and

March  1998,  respectively. Off-exchange-traded forward  currency contracts held by the Partnership at March 31, 1998 and  December

31, 1997 mature through June 1998 and March 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect  to  most  of  the Partnership's assets.  Exchange-traded futures  and options contracts are marked to market  on  a  daily

basis,  with variations in value settled on a daily  basis.   DWR

and  Carr,  as the futures commission merchants for  all  of  the

Partnership's exchange-traded futures and options contracts, are

               DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



required pursuant to regulations of the Commodity Futures Trading

Commission  ("CFTC") to segregate from their own assets  and  for the sole benefit of their commodity customers, all funds held  by

them   with  respect  to  exchange-traded  futures  and   options

contracts including an amount equal to the net unrealized gain on all  open  futures  and options contracts,  which  funds  totaled

$28,345,495  and $25,612,869 at March 31, 1998 and  December  31,

1997, respectively.



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

obligations to the partnership.



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

               DEAN WITTER SPECTRUM BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




                                           March 31, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                    40,116,000    15,947,000
  Options on Financial Futures              -         2,998,000
  Commodity Futures                     1,065,000     3,551,000
  Foreign Futures                      61,691,000    15,088,000
Off-Exchange-Traded Forward
 Currency Contracts                     9,152,000    14,059,000

                                          December 31, 1997
                                       Assets        Liabilities
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

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade  in commodity futures contracts, forward contracts  and other  commodity  interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.



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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  revenues  including  interest  income  were  $2,042,446.

During the first quarter, the Partnership recorded a gain in  Net

Asset  Value per Unit.  The most significant gains were  recorded from  long  S&P  500 Index futures positions in the  stock  index portion  of  the  balanced  portfolio as  domestic  stock  prices climbed  to record highs during the first three months  of  1998.

Additional  gains were recorded in the managed futures  component from  long  European bond futures positions, particularly  German and  French  bond  futures, as prices in  these  markets  trended

higher  during  a  majority of the quarter.   In  energy  futures

trading, profits were
recorded  from  short crude oil futures positions during  January and  February  as  oil  prices declined on news  of  a  tentative agreement between the U.N. and Iraq.  Smaller gains were recorded

from  livestock  futures trading during February.   In  the  bond

portion of the balanced portfolio, small gains were recorded from long U.S. Treasury note futures positions as prices finished  the quarter  slightly higher.  These gains were partially  offset  by losses  experienced from short cotton futures  as  cotton  prices

increased  during  March after moving lower previously.   Smaller

losses  were recorded in currencies as the value of the  Japanese yen  moved  in  a  short-term volatile pattern  during  February.

Total  expenses  for the period were $440,092, resulting  in  net income  of  $1,602,354.  The value of an individual Unit  in  the

Partnership increased from $13.75 at December 31, 1997 to  $14.59 at March 31, 1998.



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

Futures  &  Currency  Management Inc.,  MSDW  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors to those pools.  On

June  16,  1997,  the  plaintiffs in the above  actions  filed  a consolidated  amended complaint, alleging,  among  other  things,

that   the   defendants   committed  fraud,   deceit,   negligent

misrepresenta-tion,   various  violations   of   the   California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited partnership commodity pools.  Similar  purported class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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

Spectrum  Strategic  4,000,000, Spectrum  Technical  4,000,000  and

Spectrum   Balanced  2,000,000.  The  Partnerships  registered   an

additional   20,000,000  Units  pursuant  to  a  new   Registration

Statement on Form S-1, which became effective on January  31,  1996

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



Through  March  31,  1998, 2,576,871.312 Units were  sold,  leaving

5,423,128.688  Units  unsold as of April 1,  1998.   The  aggregate

offering amount registered was $89,740,000, based upon the offering prices  of  $10  per  Unit for the 2,000,000  Units  registered  on

September  15,  1994;  $11.73  per Unit  for  the  5,000,000  Units

registered on January 31, 1996; and $11.09 per Unit for the

1,000,000 Units registered on April 30, 1996.  The aggregate  price of the Units sold through March 31, 1998 is $29,921,820.



Since  DWR  has  paid  all expenses of the Initial  and  Continuing

Offerings,  and no other expenses are chargeable against  proceeds,

100%  of  the  proceeds of the offering have been  applied  to  the working  capital of the Partnership for use in accordance with  the

"Use  of  Proceeds" section of the Prospectus included as  part  of each Registration Statement.


Item 5.  OTHER INFORMATION

On  March  12,  1998,  the Spectrum funds  filed  Post  Effective

Amendment   No.  4  to  Registration  Statement   on   Form   S-1

(Registration  No.  333-3222) with the  Securities  and  Exchange

Commission,  in order to update and make certain changes.   These

changes include, among other things, a reduction in the brokerage

fees   payable  to  DWR  from  4.9%  to  4.6%  annually  of   the

Partnership's  Net Assets.  In addition, on April  20,  1998  the

Partnership  changed its name from Dean Witter Spectrum  Balanced

L.P. to Dean Witter Spectrum Global Balanced L.P.

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




                               Dean Witter Spectrum Balanced L.P.
                                   (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.