Form 10-Q
period 1998-06-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 1998-08-14
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26340

                 DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
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

Dean Witter Spectrum Balanced L.P.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19

Item 2. Changes in Securities and Use of Proceeds......19-20

Item 6. Exhibits and Reports on Form 8-K..................21







                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                              31,670,567    24,954,956
 Net unrealized gain on open contracts 27,496       681,559
 Net option premiums                 -              (458,150)

 Total Trading Equity              31,698,063    25,178,365

Subscriptions receivable             2,841,187      625,710
Interest receivable (DWR)             135,817       118,949

 Total Assets                       34,675,067   25,923,024

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 161,145        114,576
 Accrued brokerage fees (DWR)        121,407           99,762
 Accrued management fee               32,991         25,450

 Total Liabilities                   315,543        239,788


Partners' Capital

 Limited Partners (2,380,589.981 and
   1,849,054.344 Units, respectively) 34,004,881  25,418,875
 General Partner (24,827.602 and
   19,230.497 Units, respectively)     354,643      264,361

 Total Partners' Capital          34,359,524     25,683,236

 Total Liabilities and Partners' Capital  34,675,067  25,923,024

NET ASSET VALUE PER UNIT               14.28            13.75

          The accompanying notes are an integral part of these financial statements.

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       584,770     (165,173)
    Net change in unrealized     (1,116,700)    967,601

      Total Trading Results        (531,930)    802,428

 Interest Income (DWR)             383,259      264,318

      Total Revenues               (148,671)  1,066,746


EXPENSES

 Brokerage fees (DWR)              364,563      273,603
 Management fee                     95,020       62,183

    Total Expenses                 459,583      335,786

NET INCOME (LOSS)                  (608,254)    730,960


NET INCOME (LOSS) ALLOCATION

        Limited        Partners                         (601,986)
723,256                                        General    Partner
(6,268)                         7,704
NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(.31)                                                         .44
General                                                   Partner
(.31)                             .44



          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,820,696       875,951
    Net change in unrealized       (654,063)     762,556

      Total Trading Results      1,166,633     1,638,507

 Interest Income (DWR)             727,142       513,461

      Total Revenues             1,893,775     2,151,968


EXPENSES

 Brokerage fees (DWR)              692,751       539,437
 Management fee                    178,742       122,599
 Incentive fee                      28,182            -

       Total Expenses              899,675       662,036

NET INCOME                         994,100     1,489,932


NET INCOME ALLOCATION

 Limited Partners                  983,818     1,473,897
                          General                         Partner
10,282                               16,035

NET INCOME PER UNIT

                         Limited                         Partners
 .53                               .90
                          General                         Partner
 .53                                .90


          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1996  1,609,108.931          $18,499,873           $206,382
$18,706,255

Continuous Offering 232,087.600            2,827,465             -
2,827,465

Net      Income                  -                      1,473,897
16,035                           1,489,932
Redemptions         (154,144.465)          (1,887,414)                     -
(1,887,414)

Partners' Capital,
 June 30, 1997      1,687,052.066          $20,913,821             $222,417
$21,136,238




Partners' Capital,
 December 31, 1997  1,868,284.841          $25,418,875           $264,361
$25,683,236

Continuous Offering 654,854.619            9,286,567             80,000
9,366,567

Net Income             -                   983,818       10,282       994,100
Redemptions         (117,721.877)          (1,684,379)                    -
(1,684,379)

Partners' Capital,
 June 30, 1998    2,405,417.583            $34,004,881             $354,643
$34,359,524




           The accompanying notes are an integral part of these financial statements.




           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income                           994,100                 1
,489,932
Noncash item included in net income:
      Net  change  in  unrealized         654,063               (
762,556)

 Decrease in operating assets:
    Net option premiums             (458,150)            -
    Interest receivable (DWR)        (16,868)            (5,638)

 Increase in operating liabilities:
    Accrued brokerage fees (DWR)     21,645              322
          Accrued      management      fee                  7,541
73

Net   cash   provided   by   operating   activities     1,202,331
722,133

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                 9,366,567                2
,827,465
   Increase  in  subscriptions  receivable  (2,215,477)         (
423,746)
   Increase  (decrease)  in  redemptions  payable46,569         (
410,123)
   Redemptions  of  units              (1,684,379)              (
1,887,414)

Net    cash   provided   by   financing   activities    5,513,280
106,182


Net increase in cash              6,715,611              828,315

Balance  at  beginning  of  period    24,954,956                1
9,127,125

Balance  at  end  of  period          31,670,567                1
9,955,440




          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and financial condition of Dean  Witter  Spectrum

Global   Balanced  L.P.  (the  "Partnership").    The   financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10-K.


1. Organization

Dean Witter Spectrum Global Balanced L.P., (formerly, Dean Witter

Spectrum  Balanced  L.P.) is a limited partnership  organized  to engage  in the speculative trading of futures, forward and option contracts,  and  other  commodity  interests,  including  foreign

currencies,   financial  instruments  and  physical   commodities

(collectively, "futures interests").  The Partnership is  one  of the  Dean  Witter  Spectrum Series of  funds,  comprised  of  the

Partnership,   Dean Witter Spectrum Strategic L.P.,  Dean  Witter

Spectrum  Technical  L.P. and Dean Witter  Spectrum  Select  L.P.

The   general   partner   is   Demeter   Management   Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds  Inc.  ("DWR"), with an unaffiliated clearing  commodity broker,  Carr  Futures  Inc.  ("Carr"),  providing  clearing  and execution services.

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Both  Demeter  and  DWR are wholly-owned subsidiaries  of  Morgan

Stanley Dean Witter & Co. ("MSDW").Demeter has retained RXR, Inc.

as the trading advisor for the Partnership.



2.  Summary of Significant Accounting Policies

Effective  June 1, 1998, brokerage fees was reduced  to  1/12  of

4.60% of the Net Assets as of the first day of the month.



3.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



4.  Financial Instruments

The  Partnership trades futures, options,  and forward  contracts in  interest  rates, stock indices, commodities  and  currencies.

Futures,  options, and forwards represent contracts  for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1998  and

December 31, 1997, open contracts were:

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                              Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                   $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     76,407,000         40,675,000
   Commitments to Sell          4,750,000          6,721,000
 Commodity Futures:
   Commitments to Purchase      1,710,000             -
   Commitments to Sell          2,208,000          5,168,000
 Foreign Futures:
   Commitments to Purchase     86,043,000         45,574,000
   Commitments to Sell        152,047,000         26,176,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      8,703,000          2,436,000
   Commitments to Sell         11,779,000         10,218,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements  of Financial Condition and totaled  $27,496  and

$681,559 at June 30, 1998 and December 31, 1997, respectively.



Of  the $27,496 net unrealized gain on open contracts at June 30,

1998,   $480,435  related  to  exchange-traded  forward  currency

contracts  and $(452,939) related to off-exchange-traded  forward currency contracts.

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of the $681,559 net unrealized gain on open contracts at December

31,  1997,  $657,913 related to exchange-traded futures contracts and  $23,646  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1998 and December 31, 1997 mature through December 1998  and

March  1998, respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1998 and  December

31,   1997   mature  through  September  1998  and  March   1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants  or  the  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures and futures styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis.  Each of

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



DWR   and  Carr,  as  a  futures  commission  merchant  for   the

Partnership's   exchange-traded  futures   and   futures   styled

contracts, are required, pursuant to regulations of the Commodity

Futures Trading Commission ("CFTC"), to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all  funds  held by them with respect to exchange-traded  futures and  futures styled options contracts, including an amount  equal to  the net unrealized gain on all open futures contracts,  which funds,  in the aggregate, totaled $32,151,002 and $25,612,869  at

June  30, 1998 and December 31, 1997, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





                                           June 30, 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  42,911,000      16,428,000
  Options on Financial Futures            -           1,713,000
  Commodity Futures                   1,217,000       3,582,000
  Foreign Futures                    64,765,000      46,866,000
Off-Exchange-Traded Forward
 Currency Contracts                  14,834,000      16,628,000



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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's sole purpose is to trade futures interests,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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


Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales of additional Units of Limited Partnership Interest in  the future  will affect the amount of funds available for  investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  losses  net of interest income  of  $148,671  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were  recorded in the  global  bond  futures component  of  the  balanced portfolio  from  long  positions  in

Australian  bond futures as prices moved lower during  April  and

June.  In currencies, losses were recorded during April and  June from  crossrate transactions involving the Japanese yen  relative to  the  Australian dollar as the value of Pacific Rim currencies moved  in  a  short-term  volatile pattern  in  reaction  to  the economic
instability  in  that  region.  Additional currency  losses  were recorded from short Singapore dollar positions as its value moved

higher  relative  to the U.S. dollar during June.   These  losses

were   partially  offset  by  gains  from  short  nickel  futures

positions  as  nickel  prices declined during  June.   Additional

gains  recorded  during June from short positions  in  crude  oil futures and long positions in cotton futures helped to offset the

Partnership's overall losses.  Trading in the stock index futures component  was relatively flat for the quarter as gains  recorded from  long S&P 500 Index futures positions during April and  June

offset  losses  recorded in this same market during  May.   Total

expenses  for the three months ended June 30, 1998 were $459,583,

resulting  in a net loss of $608,254.  The value of an individual

Unit  in the Partnership decreased from $14.59 at March 31,  1998 to $14.28 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  revenues including interest income of  $1,893,775

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains were recorded from long S&P 500 Index  futures positions in the stock index portion of the balanced portfolio as domestic  stock prices climbed to record highs during  the  first

quarter.   Additional gains were recorded in the managed  futures

component  from short crude oil futures positions during  January and  February,  as  oil prices declined on news  of  a  tentative agreement  between  the U.N. and Iraq.  Short crude  oil  futures positions  also  proved  profitable during  June  as  oil  prices declined following a move up higher in March and April. Smaller gains were recorded from short nickel futures positions as nickel prices moved lower during June and from trading livestock futures during  February.  A portion of the Partnership's  overall  gains for  the  first half of the year was offset by losses experienced in  the  global bond futures component of the balanced  portfolio from  long  positions in Australian bond futures as prices  moved lower during April and June.  Losses were also experienced in the

currency  markets  from  crossrate  transactions  involving   the

Japanese  yen relative to the Australian dollar during April  and

June.  Smaller currency losses were recorded from short Singapore dollar  positions as its value moved higher relative to the  U.S.

dollar during June.  Total expenses for the six months ended June

30, 1998 were $899,675, resulting in net income of $994,100.  The value  of  an  individual Unit in the Partnership increased  from

$13.75 at December 31, 1997 to $14.28 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  revenues including interest income of  $1,066,746

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded in the stock and bond portion  of the  balanced portfolio, as domestic stock and bond prices  moved higher during the quarter. Additional gains were recorded in  the managed  futures  portion of the portfolio from  long  Australian bond  futures  positions as prices moved higher  during  May  and

June.  A portion of the Partnership's overall gains was offset by losses  in  the managed futures portion of the balanced portfolio from  trading crude oil and natural gas futures, as oil  and  gas prices moved in
a  short-term volatile pattern during May and June.  Losses  were also recorded in the currency markets from transactions involving the  Italian  lira, Swiss franc and French franc.  A  portion  of these  losses  was offset by gains experienced from  transactions involving the German mark relative to the Japanese yen during May and  June. Trading gains from short corn and soybean oil  futures positions  were more than offset by losses recorded from  trading livestock  futures during the quarter.  Total  expenses  for  the three months ended June 30, 1997 were $335,786, resulting in  net

income  of  $730,960.   The value of an individual  Unit  in  the

Partnership increased from $12.09 at March 31, 1997 to $12.53  at

June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $2,151,968

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded in the managed futures portion of the  portfolio  from short positions in most European  currencies due to a strengthening in value of the U.S. dollar during January

and  February.   Additional  gains were  recorded  in  the  stock

portion of the balanced portfolio from long S&P 500 Index futures positions  as domestic stock prices moved higher throughout  most of  the first half of the year.  Gains were also recorded in  the managed  futures  portion of the portfolio from  long  Australian bond  futures  positions as prices moved higher  during  May  and

June.  A portion of the Partnership's overall gains was offset by losses  recorded in the managed futures portion of the  portfolio from  trading livestock futures, as well as from trading  soybean oil as prices
in this market moved in a choppy pattern during the first half of the year.  Additional losses were recorded in the energy markets,

as  oil  and  gas  prices moved in a short-term volatile  pattern during  the  second quarter.  Total expenses for the  six  months ended  June  30, 1997 were $662,036, resulting in net  income  of

$1,489,932.   The value of an individual Unit in the  Partnership

increased from $11.63 at December 31, 1996 to $12.53 at June  30,

1997.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership,  Dean Witter Spectrum Strategic  L.P.  ("Spectrum

Strategic"),   Dean  Witter  Spectrum  Technical  L.P.   ("Spectrum

Technical"  and,  collectively with the  Partnership  and  Spectrum

Strategic,   the   "Spectrum   Series")   collectively   registered

10,000,000 Units of Limited Partnership Interest ("Units") pursuant to  a Registration Statement on Form S-1, which became effective on

September  15, 1994 (SEC File Number 33-80146).  While  such  Units were  not  allocated among the Spectrum Series at that  time,  they were  subsequently allocated for convenience purposes  as  follows:

Spectrum Strategic 4,000,000, Spectrum Technical 4,000,000 and  the

Partnership 2,000,000. The Spectrum Series collectively  registered an  additional  20,000,000 Units pursuant  to  a  new  Registration

Statement on Form S-1, which became effective on January  31,  1996

(SEC  File  Number 333-00494); such units were allocated among  the

Spectrum  Series as follows: Spectrum Strategic 6,000,000, Spectrum

Technical  9,000,000  and the Partnership 5,000,000.  The  Spectrum

Series  collectively  registered  an  additional  8,500,000   Units

pursuant  to  another Registration Statement  on  Form  S-1,  which became effective on April 30, 1996 (SEC File Number 333-3222); such

Units were allocated among the Spectrum Funds as follows:  Spectrum

Strategic 2,500,000, Spectrum Technical 5,000,000 and the

Partnership  1,000,000.  The managing underwriter for the  Spectrum

Series is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  June  30,  1998, 3,025,840.034 Units  were  sold,  leaving

4,974,159.966 Units unsold as of July 1, 1998.  The aggregate price of the Units sold through June 30, 1998 is $36,339,989.



Since  DWR  has  paid  all expenses of the Initial  and  Continuing

Offerings,  and no other expenses are chargeable against  proceeds,

100%  of  the  proceeds of the offering have been  applied  to  the working  capital of the Partnership for use in accordance with  the

"Use  of  Proceeds" section of the Prospectus included as  part  of each Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K - No such reports have been filed for the quarter ended June 30, 1998.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Dean    Witter   Spectrum   Global
                               Balanced L.P.
                                   (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 13, 1998                By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.