Form 10-Q
period 1998-09-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 1998-11-12
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1998
     (Unaudited) and December 31, 1997..........................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1998 and 1997
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................22

Item 2. Changes in Securities and Use of Proceeds...........22-23

Item 6. Exhibits and Reports on Form 8-K.......................23





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             36,637,801     24,954,956
 Net unrealized gain on open contracts3,103,654     681,559
 Net option premiums               -                   (458,150)

 Total Trading Equity             39,741,455     25,178,365

Subscriptions receivable           1,146,113             625,710
Interest receivable (DWR)            152,258        118,949

 Total Assets                     41,039,826     25,923,024

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 272,457        114,576
 Accrued brokerage fees (DWR)        144,346         99,762
 Incentive fees payable              124,260           -
 Accrued management fee               39,225           25,450

 Total Liabilities                   580,288         239,788


Partners' Capital

 Limited Partners (2,631,010.353 and
   1,849,054.344 Units, respectively) 40,028,433  25,418,875
 General Partner (28,335.924 and
   19,230.497  Units respectively)      431,105         264,361

 Total Partners' Capital          40,459,538     25,683,236

  Total  Liabilities and Partners' Capital  41,039,826      25,92
3,024


NET ASSET VALUE PER UNIT               15.21               13.75

          The accompanying notes are an integral part of these financial statements.

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          (443,833)     2,540,072
Net change in unrealized         3,076,158        (320,750)

      Total Trading Results      2,632,325    2,219,322

 Interest Income (DWR)             441,782         301,778

      Total Revenues             3,074,107      2,521,100


EXPENSES

 Brokerage fees (DWR)              412,473      287,362
 Incentive fees                    124,258      300,250
 Management fees                   112,088        70,611

    Total Expenses                 648,819      658,223

NET INCOME                       2,425,288      1,862,877


NET INCOME ALLOCATION

                         Limited                         Partners
2,398,826
1,838,496
                          General                         Partner
26,462                                       24,381

NET INCOME PER UNIT

                         Limited                         Partners
 .93                             1.09
                          General                         Partner
 .93                             1.09



          The accompanying notes are an integral part of these financial statements.

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                          1,376,863      3,416,023
Net change in unrealized           2,422,095      441,805

      Total Trading Results        3,798,958   3,857,828

 Interest Income (DWR)             1,168,924      815,238

      Total Revenues               4,967,882    4,673,066


EXPENSES

 Brokerage fees (DWR)              1,105,224     826,798
 Management fees                     290,828     193,209
 Incentive fees                      152,442       300,250

      Total Expenses               1,548,494    1,320,257

NET INCOME                         3,419,388    3,352,809


NET INCOME ALLOCATION

 Limited Partners                  3,382,644   3,317,393
 General Partner                      36,744      35,416


NET INCOME PER UNIT

 Limited Partners                       1.46        1.99
 General Partner                        1.46        1.99


          The accompanying notes are an integral part of these financial statements.


           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
 December 31, 1996   1,609,108.931         $18,499,873           $206,382
$18,706,255

Offering of Units   374,093.086            4,749,983             5,000
4,754,983

Net Income             -                   3,317,393             35,416
3,352,809

Redemptions         (213,517.797)            (2,710,626)                  -
(2,710,626)

Partners' Capital
 September 30, 19971,769,684.220           $23,856,623           $246,798
$24,103,421




Partners' Capital
 December 31, 1997   1,868,284.841         $25,418,875           $264,361
$25,683,236

Offering of Units   965,847.145            13,746,040            130,000
13,876,040

Net Income               -                 3,382,644             36,744
3,419,388

Redemptions         (174,785.709)          (2,519,126)                  -
(2,519,126)

Partners' Capital
 September 30, 19982,659,346.277           $40,028,433             $431,105
$40,459,538





           The accompanying notes are an integral part of these financial statements.

           DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                          3,419,388                 3
,352,809
Noncash item included in net income:
      Net  change  in  unrealized      (2,422,095)              (
441,805)

(Increase) decrease in operating assets:
    Net option premiums             (458,150)            434,400
    Interest receivable (DWR)        (33,309)            91,782

Increase in operating liabilities:
    Accrued brokerage fees (DWR)     44,584              1,593
    Incentive fees payable          124,260              -
          Accrued      management      fees                13,775
2,970

Net  cash  provided  by  operating  activities    688,453       3
,441,749


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                13,876,040                4
,754,983
   Increase  in  subscriptions  receivable(520,403)             (
479,441)
   Increase  (decrease)  in  redemptions  payable157,881        (
628,184)
   Redemptions  of  units              (2,519,126)              (
2,710,626)

Net   cash   provided   by   financing   activities    10,994,392
936,732

Net   increase  in  cash              11,682,845                4
,378,481

Balance  at  beginning  of  period    24,954,956                1
9,127,125

Balance  at  end  of  period          36,637,801                2
3,505,606


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

Report on Form 10-K.


1. Organization

Dean   Witter  Spectrum  Global  Balanced  L.P.  is   a   limited

partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts and forward  contracts  on  foreign currencies  (collectively, "futures interests").  The Partnership is  one of the Dean Witter Spectrum Series of funds, comprised of

the  Partnership,   Dean  Witter Spectrum  Strategic  L.P.,  Dean

Witter  Spectrum  Technical L.P. and Dean Witter Spectrum  Select

L.P.    The  general  partner is Demeter  Management  Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds  Inc.  ("DWR"), an affiliate of Demeter.   The  clearing

commodity   broker  is  Carr  Futures  Inc.  ("Carr"),  providing

clearing  and  execution services. Demeter has  retained  as  the trading  manager RXR Inc. (the "Trading Manager").  Both  Demeter and  DWR  are  wholly-owned subsidiaries of Morgan  Stanley  Dean

Witter & Co. ("MSDW").

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Summary of Significant Accounting Policies

Effective June 1, 1998, the monthly brokerage fee was reduced  to

1/12 of 4.60% of the Net Assets as of the first day of the month.



3.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill  rates.   Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



4.  Financial Instruments

The  Partnership trades futures, options,  and forward  contracts in  interest  rates, stock indices, commodities  and  currencies.

Futures,  options, and forwards represent contracts  for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1998  and

December 31, 1997, open contracts were:

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                 Contract or Notional Amount
                            September 30, 1998  December 31, 1997
$                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase        98,765,000         40,675,000
   Commitments to Sell               922,000          6,721,000
 Commodity Futures:
   Commitments to Purchase         2,662,000              -
   Commitments to Sell             1,415,000          5,168,000
 Foreign Futures:
   Commitments to Purchase       256,349,000         45,574,000
   Commitments to Sell            11,625,000         26,176,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase        11,356,000          2,436,000
   Commitments to Sell             4,411,000         10,218,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $3,103,654 and

$681,559  at  September 30, 1998 and December 31, 1997,  respect-

ively.

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the  $3,103,654  net unrealized gain  on  open  contracts  at

September 30, 1998, $2,613,331 related to exchange-traded futures contracts  and  $490,323  related to off-exchange-traded  forward currency contracts.



Of the $681,559 net unrealized gain on open contracts at December

31,  1997,  $657,913 related to exchange-traded futures contracts and  $23,646  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through  December

1998  and March 1998, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1998

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

Partnership's Statements of Financial Condition.


The Partnership also has credit risk because DWR and Carr act  as the futures commission merchants or the counterparties, with

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  Each of DWR and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $39,251,132 and $25,612,869  at

September  30,  1998  and December 31, 1997, respectively.   With

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

            DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                         September 30, 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  52,736,000      11,823,000
  Options on Financial Futures            -           1,199,000
  Commodity Futures                   1,154,000       3,540,000
  Foreign Futures                    98,335,000      44,050,000
Off-Exchange-Traded Forward
 Currency Contracts                  17,440,000      17,339,000



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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



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


Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges  and  sales of additional Units of Limited  Partnership

Interest will affect the amount of funds available for investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$3,074,107  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded  in  the  global  bond futures component of the balanced portfolio from long positions
in   U.S.  Treasury  note  futures  and  Treasury  bond  futures.

Domestic  bond  prices soared higher during August  as  investors flocked  to  these "safe havens" amid the political and  economic

upheaval  in Russia and other emerging market countries.   During

September,  bond  prices continued to climb due  to  the  scandal plaguing  the  White  House,  the  anticipation  of  the  Federal

Reserve's  late  month interest rate cut and reported  losses  by several major hedge funds.  Additional profits were recorded from long  European  and  Japanese bond futures  as  prices  in  these markets  also  moved  higher amid global economic  and  political

uncertainty.   Long  S&P  500  Index futures  positions  produced

losses  for the stock index futures component as domestic  equity prices  plunged during mid-July and again during August on  fears that the troubles plaguing Russia, Japan, and Latin America would have  a negative effect on the U.S. economy.  In currencies, long positions in the Spanish peseta resulted in smaller gains  during

September  as the value of the U.S. dollar weakened versus  other

currencies  due  to the scandal in Washington.   Trading  in  the

managed  futures  component provided  mixed  results  during  the

quarter.   In the agricultural markets, short positions  in  corn

and  lean hog futures were profitable during August as prices  in these  markets continued to trend lower amid large  supplies  and

weaker  exports.   In metals, losses resulted from  trading  base

metals  as  prices moved in a short-term volatile pattern  during

July.  In soft commodities, additional losses were incurred  from long  cotton  futures  positions as cotton prices  finished  July sharply lower. Smaller losses were experienced in the energy markets during September. Total expenses for the three months ended  September 30, 1998 were $648,819, resulting in net  income

of   $2,425,288.   The  value  of  an  individual  Unit  in   the

Partnership  increased from 14.28 at June 30, 1998  to  15.21  at

September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,967,882  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded during the third quarter in  the  global bond futures component of the balanced  portfolio from  long  positions in U.S. interest rate futures, particularly five-year Treasury note futures.  Additional gains in this sector were recorded from long European bond futures positions during  a majority  of  the  first quarter, as well as  during  August  and

September.    The   recent  worldwide  economic   and   political

instability  created an extremely positive environment  for  bond prices during the third quarter, thus resulting in gains for  the

Partnership's long positions.  The stock index futures  component contributed  smaller  gains  from  long  S&P  500  Index  futures positions as domestic stock prices climbed to record highs during the  first and second quarters.  Overall trading results  in  the managed  futures component were mixed.  Short corn and  livestock futures  positions  produced smaller profits as  prices  fell  in these markets during late August.  Gains were recorded during the first  quarter  from  short crude oil futures  positions  as  oil prices  declined on reports of a potential agreement between  the

U.N. and Iraq. A portion of the Partnership's overall gains was offset by losses experienced in the soft commodities and metals

markets.   Long cotton futures positions resulted  in  losses  as

cotton  prices  reversed lower during July on  news  of  improved weather conditions.  Short positions in base metals futures early in  the  third quarter proved unfavorable as prices moved  higher

early  in  July.   As  a  result of this move  higher,  new  long

positions  were  established in these markets which  resulted  in additional  losses as base metals prices regained their  downward

momentum.   Smaller year-to-date losses were experienced  in  the

currency  markets  primarily  from  transactions  involving   the

British  pound  as  its value moved without consistent  direction

relative  to  other  currencies.   Total expenses  for  the  nine

months ended September 30, 1998 were $1,548,494, resulting in net income  of  $3,419,388.  The value of an individual Unit  in  the

Partnership increased from 13.75 at December 31, 1997 to 15.21 at

September 30, 1998.


For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total revenues including interest income of  $2,521,100

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

July.   Smaller  gains were recorded in energy  futures  as  long

natural  gas  futures positions profited from a  dramatic  upward

price  move  during  August  and  September.   These  gains  were

partially offset by losses recorded from trendless price movement

in  soft  commodities  and  agricultural  futures  throughout   a

majority  of  the quarter.  Total expenses for the  three  months ended  September 30, 1997 were $658,223, resulting in net  income

of   $1,862,877.   The  value  of  an  individual  Unit  in   the

Partnership increased from $12.53 at June 30, 1997 to  $13.62  at

September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,673,066  and posted an increase in Net Asset Value  per  Unit.

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

yen.   Additional  gains were recorded from long  S&P  500  Index futures  positions in the stock portion of the balanced portfolio as U.S. equity prices increased to record levels.  Smaller
profits   were  recorded  from  long  positions   in   U.S.   and

international  interest rate futures as prices in  these  markets

moved  higher  during  July  and  September.   These  gains  were

partially offset by losses recorded from choppy price movement in agricultural futures and soft commodities during the first  three quarters.  Smaller losses recorded from short-term volatility  in crude  oil  futures prices during the second and  third  quarters also  offset a portion of overall Partnership gains for the first nine  months  of  the year.  Total expenses for the  nine  months ended September 30, 1997 were $1,320,257, resulting in net income

of   $3,352,809.   The  value  of  an  individual  Unit  in   the

Partnership increased from $11.63 at December 31, 1996 to  $13.62 at September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.

MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the event that the systems of such third parties fail, and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the  euro will prevent the Trading  Manager  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership,  Dean Witter Spectrum Strategic  L.P.  ("Spectrum

Strategic")  and  Dean  Witter Spectrum Technical  L.P.  ("Spectrum

Technical")  registered  10,000,000 Units  of  Limited  Partnership

Interest ("Units") pursuant to a Registration Statement on Form  S-

1, which became effective on September 15, 1994 (SEC File Number 33-

80146).  While such Units were not allocated among the Partnership,

Spectrum  Strategic and Spectrum Technical at that time, they  were

subsequently  allocated  for  convenience  purposes   as   follows:

Spectrum Strategic 4,000,000, Spectrum Technical 4,000,000 and  the

Partnership  2,000,000.  The Partnership,  Spectrum  Strategic  and

Spectrum Technical collectively registered an additional 20,000,000

Units  pursuant to a new Registration Statement on Form S-1,  which became  effective on January 31, 1996 (SEC File Number  333-00494);

such units were allocated as follows: Spectrum Strategic 6,000,000,

Spectrum  Technical  9,000,000 and the Partnership  5,000,000.  The

Partnership, Spectrum Strategic and Spectrum Technical collectively registered  an  additional  8,500,000  Units  pursuant  to  another

Registration Statement on Form S-1, which became effective on April

30,  1996 (SEC File Number 333-3222); such Units were allocated  as

follows:    Spectrum   Strategic  2,500,000,   Spectrum   Technical

5,000,000  and the Partnership 1,000,000.  The managing underwriter for the

Partnership is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  September 30, 1998, 3,333,324.238 Units were sold, leaving

4,666,675.762 Units unsold as of September 30, 1998.  The aggregate price of the Units sold through September 30, 1998 was $43,169,026.



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

Reports  on Form 8-K - No reports have been filed for the quarter ended September 30, 1998.

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




                               Dean    Witter   Spectrum   Global
                               Balanced L.P.
                                   (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 12, 1998              By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.