Form 10-Q
period 1999-03-31
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 1999-05-12
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-26340

      MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
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

 Dean Witter Spectrum Global Balanced L.P.
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1999 and 1998
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .17-28


Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................29

Item 2. Changes in Securities and Use of Proceeds......29-30

Item 6. Exhibits and Reports on Form 8-K..................30






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              46,411,540    43,020,361
 Net unrealized gain on open contracts   1,097,119   1,967,187

 Total Trading Equity               47,508,659   44,987,548

Subscriptions receivable            1,226,996     1,163,097
Interest receivable (DWR)             172,832       167,141

 Total Assets                       48,908,487   46,317,786

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 319,295        118,190
 Accrued brokerage fees (DWR)        181,812         169,841
 Accrued management fees              49,406         46,153
 Incentive fee payable               -               69,730

 Total Liabilities                   550,513        403,914


Partners' Capital

 Limited Partners (2,993,176.553 and
  2,836,946.985 Units, respectively) 47,844,447  45,399,750
 General Partner (32,126.520 Units)      513,527      514,122

 Total Partners' Capital          48,357,974     45,913,872

  Total  Liabilities and Partners' Capital   48,908,487      46,3
17,786


NET ASSET VALUE PER UNIT              15.98                16.00

          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        1,001,877        1,235,926
Net change in unrealized           (870,068)      462,637
      Total Trading Results        131,809      1,698,563
 Interest Income (DWR)             498,269        343,883
      Total Revenues               630,078      2,042,446

EXPENSES

   Brokerage   fees  (DWR)               537,128          328,188
Management fees                    145,959         83,722
 Incentive fees                   -               28,182

    Total Expenses                 683,087        440,092

NET INCOME (LOSS)                   (53,009)    1,602,354

NET INCOME (LOSS) ALLOCATION

   Limited   Partners                     (52,414)      1,585,804
General Partner                        (595)       16,550

NET INCOME (LOSS) PER UNIT

        Limited        Partners                             (.02)
 .84
                          General                         Partner
(.02)                              .84



          The accompanying notes are an integral part of these financial statements.


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
   December 31, 19971,868,284.841          $25,418,875           $264,361
$25,683,236

Offering of Units   201,687.882            2,868,400             20,000
2,888,400

Net income             -                   1,585,804             16,550
1,602,354

Redemptions          (71,776.112)            (1,027,511)                -
(1,027,511)

Partners' Capital,
   March 31, 1998   1,998,196.611          $28,845,568           $300,911
$29,146,479



Partners' Capital,
   December 31, 1998  2,869,073.505        $45,399,750           $514,122
$45,913,872

Offering of Units   219,471.601            3,507,842             -
3,507,842

Net loss               -                    (52,414)       (595)      (53,009)

Redemptions          (63,242.033)             (1,010,731)                   -
(1,010,731)

Partners' Capital,
   March 31, 1999  3,025,303.073           $47,844,447           $513,527
$48,357,974






           The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net    income   (loss)                    (53,009)              1
,602,354                                                  Noncash
item included in net income (loss):
      Net  change  in  unrealized         870,068               (
462,637)
(Increase) decrease in operating assets:
     Interest  receivable (DWR)         (5,691)             1,124
Net   option  premiums                     -                    (
458,150)

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)     11,971               13,573
Accrued  management fees                3,253               3,462
Incentive        fee       payable                       (69,730)
28,182
Net    cash    provided   by   operating   activities     756,862
727,908

CASH FLOWS FROM FINANCING ACTIVITIES

 Offering   of   Units                 3,507,842                2
 ,888,400
 Increase   in  subscriptions  receivable   (63,899)            (
 498,015)
  Increase in redemptions payable    201,105              239,842
Redemptions        of       units                     (1,010,731)
(1,027,511)
Net    cash   provided   by   financing   activities    2,634,317
1,602,716

Net   increase  in  cash               3,391,179                2
,330,624
Balance      at      beginning     of     period       43,020,361
24,954,956
Balance  at  end  of  period          46,411,540                2
7,285,580


          The accompanying notes are an integral part of these financial statements.


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter  Spectrum  Global  Balanced L.P.  (formerly,  Dean  Witter

Spectrum   Global   Balanced  L.P.)  (the  "Partnership").    The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1998  Annual

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Global Balanced  L.P.  is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of  futures contracts, forward contracts and options  on futures  contracts on physical commodities and other  commodities interests,  including foreign currencies, financial  instruments,

precious and industrial metals, energy products and agriculturals

(collectively, "futures interests").  The Partnership is  one  of

the   Morgan  Stanley  Dean  Witter  Spectrum  Series  of  funds,

comprised of the Partnership, Morgan Stanley Dean Witter Spectrum

Strategic  L.P.,  Morgan Stanley Dean Witter  Spectrum  Technical

L.P.  and  Morgan Stanley Dean Witter Spectrum Select L.P.    The

general  partner  is Demeter Management Corporation  ("Demeter").

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR")  and  an  unaffiliated clearing  commodity  broker,  Carr

Futures Inc.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


("Carr"), provides clearing and execution services. Both  Demeter and  DWR  are  wholly-owned subsidiaries of Morgan  Stanley  Dean

Witter & Co. ("MSDW"). RXR, Inc. (the "Trading Advisor"), is  the

trading advisor to the Partnership.  The Partnership name  change reflected in this report became effective on April 6, 1999.



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S. Treasury bills. The Partnership pays brokerage fees to DWR.



3.  Financial Instruments

The  Partnership trades futures contracts, forward contracts  and options  on futures contracts on physical commodities  and  other commodities  interests, including foreign  currencies,  financial instruments, precious and industrial metals, energy products  and agriculturals.  Futures  and  forwards  represent  contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,097,119 and

$1,967,187 at March 31, 1999 and December 31, 1998, respectively.

Of  the $1,097,119 net unrealized gain on open contracts at March

31, 1999, $1,132,441 related to exchange-traded futures contracts and  $(35,322)  related to off-exchange-traded  forward  currency contracts.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Of  the  $1,967,187  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,044,752 related to exchange-traded  futures contracts  and  $(77,565) related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1999 and December 31, 1998 mature through July 1999 and

March  1999,  respectively. Off-exchange-traded forward  currency contracts held by the Partnership at March 31, 1999 and  December

31, 1998 mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's assets. Exchange-traded futures and futures  styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures styled  options contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all funds held by

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)





them  with respect to exchange-traded futures and futures  styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures and futures  styled  options contracts, which funds, in the aggregate, totaled $47,543,981 and

$45,065,113   at   March  31,  1999  and   December   31,   1998,

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

Interest  ("Unit(s)") will affect the amount of  funds  available for investment in futures interests in subsequent periods.  Since they  are  at  the  discretion of Limited  Partners,  it  is  not possible  to  estimate the amount and therefore,  the  impact  of future redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total trading revenues including interest income of $630,078  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were recorded in the  global  interest  rate futures  markets  during January and March from short  Australian interest  rate  futures positions as prices moved higher  due  to depressed  gold  prices  during late  March  which  weakened  the

Australian  dollar,  and  to a lesser  extent,  Australian  stock prices.  In the livestock markets, losses were experienced in

January from short positions in hog and cattle futures as  prices in  both  markets  moved sharply higher on concerns  that  winter storms  would hurt supplies, on reports of an increase in  demand and plans for government aid programs to help struggling farmers.

In soft commodities, losses were recorded during March from short cotton  futures  positions as prices increased to  their  highest level  since  mid-December on technically  motivated  speculative buying  and  rumors that an influential merchant  turned  bullish early  in  March.  In the metals markets, losses were experienced from short copper futures positions as prices moved significantly higher  towards the end of March in response to a decline in  LME warehouse  stocks  and  evidence that  Japanese  consumption  has stabilized.  These losses were partially offset by gains recorded during  January  and  March  in the global  stock  index  futures component  from long Nikkei Index futures positions  as  Japanese equity prices were pushed higher by positive economic factors  in

Japan  such  as  low  interest rates, an  easing  credit  stance,

relatively  stable  exchange rates and  an  agreement  to  inject public  funds into the indebted banking sector.  In the  currency markets, gains were recorded throughout a majority of the quarter from short euro positions as the value of the U.S. dollar hit new highs  during  March versus the European common currency  on  the strength of the U.S. economy, concerns pertaining to the economic health  of  Europe  and Japan and growing uncertainty  about  the military action in Yugoslavia.  In the energy markets, gains were recorded  during March from long positions in crude and  gas  oil futures  as  prices moved significantly higher which was  largely attributed to the news that both OPEC and non-OPEC countries had reached an agreement to cut total output by approximately two million  barrels a day beginning April 1st.  In the  agricultural markets,  gains were recorded in January and February from  short soybean oil futures positions as prices declined to 23-year  lows in  reaction to a healthy South American crop outlook, weak world demand  and fears that Brazil will flood the market in an  effort to  support their ailing economy.  Total expenses for  the  three months  ended March 31, 1999 were $683,087, resulting  in  a  net loss  of  $53,009.  The value of a Unit decreased from $16.00  at

December 31, 1998 to $15.98 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  revenues including interest income of  $2,042,446

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains were recorded from long S&P 500 Index  futures positions in the stock index portion of the balanced portfolio as domestic  stock prices climbed to record highs during  the  first three  months  of  1998.  Additional gains were recorded  in  the

managed   futures  component  from  long  European  bond  futures

positions, particularly German and French bond futures, as prices in these markets trended higher during a majority of the quarter.

In energy futures trading, profits were recorded from short crude oil  futures positions during January and February as oil  prices declined  on news of a tentative agreement between the  U.N.  and

Iraq.  Smaller gains were recorded from livestock futures trading during February. In the bond portion of the balanced portfolio, small gains were recorded from long U.S. Treasury note futures

positions as prices finished the quarter slightly higher.   These

gains  were  partially  offset by losses experienced  from  short cotton futures as cotton prices increased during March after

moving  lower  previously.   Smaller  losses  were  recorded   in

currencies as the value of the Japanese yen moved in a short-term volatile  pattern during February.  Total expenses for the  three months  ended  March  31, 1998 were $440,092,  resulting  in  net income  of $1,602,354.  The value of a Unit increased from $13.75 at December 31, 1997 to $14.59 at March 31, 1998.



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

           Technology  Department. Demeter is  coordinating  with

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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and

Section  21E  of  the  Securities Exchange  Act  of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in  the  fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



The  Partnership's  risk exposure in the various  market  sectors traded  by  the Trading Advisor is estimated below  in  terms  of

Value  at Risk ("VaR"). The VaR model employed by the Partnership incorporates numerous variables that could impact the fair  value

of   the   Partnership's  trading  portfolio.   The   Partnership

estimates VaR using a model based on historical simulation with a

confidence   level   of  99%.   Historical  simulation   involves

constructing  a  distribution of hypothetical  daily  changes  in trading  portfolio  value.  The VaR model  generally  takes  into account linear exposures to price and interest rate risk.  Market risks  that are incorporated in the VaR model include equity  and commodity prices, interest rates, foreign exchange rates, as well

as   correlation   that  exists  among  these   variables.    The

hypothetical changes in portfolio value are based on daily observed percentage changes in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   In the case of the Partnership's VaR, the historical

observation   period   is   approximately   four   years.     The

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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $48 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.76)%

     Currency                      (0.47)

     Equity                        (1.02)

      Commodity                         (0.32)

      Aggregate Value at Risk      (1.38)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High       Low     Average

Interest Rate                      (1.36)%   (0.58)%   (0.99)%

Currency                           (0.47)    (0.18)    (0.34)

Equity                             (1.74)    (0.59)    (1.04)

Commodity                          (0.32)    (0.19)    (0.25)

Aggregate Value at Risk            (1.70)%   (1.38)%   (1.50)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

91%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

United   States  and  the  other  G-7  countries.    However,   the

Partnership also takes futures positions in the government debt  of smaller  nations  - e.g. Australia and Spain.  Demeter  anticipates that G-7 interest rates will remain the primary market exposure  of

the  Partnership  for  the  foreseeable  future.   The  changes  in

interest  rates  which have the most effect on the Partnership  are changes in long-term, as opposed to short-term, rates.  Most of the speculative future positions held by the Partnership are in medium-

to-long term instruments.  Consequently, even a material change  in short-term  rates would have little effect on the Partnership  were the medium-to-long term rates to remain steady.

     Currency.   The Partnership's currency exposure is to exchange

rate   fluctuations,  primarily  fluctuations  which  disrupt   the

historical  pricing relationships between different currencies  and currency pairs.  These fluctuations are influenced by interest rate

changes as well as political and general economic conditions.   The

Partnership trades in a large number of currencies, including cross-

rates - i.e., positions between two currencies other than the  U.S.

dollar.   However, the Partnership's major exposures have typically

been  in  the dollar/yen, dollar/mark, dollar/euro and dollar/pound

positions.   Demeter does not anticipate that the risk  profile  of

the

Partnership's  currency  sector will change  significantly  in  the future,  although  it  is difficult at this point  to  predict  the effect  of  the  introduction of the Euro on the Trading  Advisor's currency trading strategies.

      Equity.    The  Partnership's primary equity exposure  is  to

equity  price  risk in the G-7 countries.  The stock index  futures traded  by the Partnership are by law limited to futures on broadly

based  indices.   As  of March 31, 1999, the Partnership's  primary

exposures  were  in  the  S&P 500, DAX (Germany),  Financial  Times

(England),  and Nikkei (Japan) stock indices.  Demeter  anticipates little,  if any, trading in non-G-7 stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the major U.S., European and Japanese indices.  (Static markets  would  not cause major market changes but  would  make  it difficult  for  the  Partnership to avoid  being  "whipsawed"  into numerous small losses).

       Commodity.

     Metals.   The Partnership's primary metals market exposure  is

to fluctuations in the price of nickel, copper and zinc.

     Softs and Agriculturals. The Partnership's primary commodities exposure  is  to fluctuations in the price of soft commodities  and agriculturals  which  are  often directly  affected  by  severe  or unexpected weather conditions.  Corn, wheat and sugar accounted for the  substantial bulk of the Partnership's commodities exposure  at

March  31, 1999.  The Partnership also had market exposure to  live

cattle   and  lean  hogs  at  March  31,  1999.   However,  Demeter

anticipates that the Trading Advisor will maintain an emphasis on corn, wheat and sugar, in which the Partnership has historically taken it's largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership at March 31, 1999:



Foreign  Currency  Balances.   The  Partnership's  primary  foreign

currency  balances  are  in  euros, Mexican  pesos,  Swiss  francs,

Singapore dollars, and Japanese yen.  The Partnership controls  the non-trading  risk  of these balances by regularly converting  these balances  back  into  U.S. dollars at varying intervals,  depending upon such factors as size, volatility, etc.



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P.

("Spectrum  Strategic")  and Morgan Stanley  Dean  Witter  Spectrum

Technical  L.P. ("Spectrum Technical") registered 10,000,000  Units

of   Limited   Partnership  Interest  pursuant  to  a  Registration

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



Through  March  31,  1999, 3,788,334.651 Units were  sold,  leaving

4,211,665.349  Units  unsold as of March 31, 1999.   The  aggregate

price of the Units sold through March 31, 1999 is $48,023,985.



Since  DWR  has  paid  all  offering  and  no  other  expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.



Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits - None.

     (B)  Reports on Form 8-K. - None.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       Morgan Stanley Dean Witter Spectrum
                        Global Balanced L.P.
                          (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

May 12, 1999           By:/s/ Lewis A. Raibley, III
                              Lewis A. Raibley, III
                                Director   and  Chief   Financial
Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.