Form 10-Q
period 1999-06-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 1999-08-12
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                       June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................21-32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................33

Item 2. Changes in Securities and Use of Proceeds......33-34

Item 6. Exhibits and Reports on Form 8-K..................34


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              52,301,335    43,020,361
 Net unrealized gain on open contracts     456,235      1,967,187

      Total Trading Equity         52,757,570    44,987,548

Subscriptions receivable             1,530,130    1,163,097
Interest receivable (DWR)             186,666        167,141

      Total Assets                  54,474,366   46,317,786

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  252,057       118,190
 Accrued brokerage fees (DWR)         197,452         169,841
 Accrued management fees               53,656        46,153
 Incentive fees payable              -               69,730

      Total Liabilities               503,165       403,914


Partners' Capital

 Limited Partners (3,302,275.499 and
   2,836,946.985 Units, respectively) 53,402,008 45,399,750
 General Partner (35,197.812 and
   32,126.520 Units, respectively)       569,193       514,122

 Total Partners' Capital           53,971,201    45,913,872

  Total  Liabilities and Partners' Capital     54,474,366   46,31
7,786


NET ASSET VALUE PER UNIT               16.17             16.00

          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        1,607,890          584,770
 Net change in unrealized         (640,884)   (1,116,700)

      Total Trading Results        967,006      (531,930)

 Interest Income (DWR)             547,069          383,259

      Total Revenues             1,514,075      (148,671)


EXPENSES

 Brokerage fees (DWR)              582,828      364,563
 Incentive fees                    215,651       -
 Management fees                   158,379         95,020

      Total Expenses               956,858        459,583

NET INCOME (LOSS)                  557,217       (608,254)


NET INCOME (LOSS) ALLOCATION

         Limited        Partners                          551,551
(601,986)
            General        Partner                          5,666
(6,268)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
 .19                                                         (.31)
General                                                   Partner
 .19                               (.31)

          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                        2,609,767       1,820,696
Net change in unrealized         (1,510,952)     (654,063)

      Total Trading Results      1,098,815     1,166,633

 Interest Income (DWR)           1,045,338       727,142

      Total Revenues             2,144,153    1,893,775


EXPENSES

 Brokerage fees (DWR)            1,119,956      692,751
 Management fees                   304,338      178,742
 Incentive fees                    215,651        28,182

       Total Expenses            1,639,945      899,675

NET INCOME                         504,208      994,100


NET INCOME ALLOCATION

 Limited Partners                   499,137     983,818
 General Partner 5,071                         10,282

NET INCOME PER UNIT

                         Limited                         Partners
 .17                                                           .53
General                                                   Partner
 .17                                  .53


          The accompanying notes are an integral part of these financial statements.


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997  1,868,284.841          $25,418,875           $264,361
$25,683,236

Continuous Offering 654,854.619            9,286,567             80,000
9,366,567

Net Income             -                   983,818       10,282       994,100
Redemptions         (117,721.877)          (1,684,379)                    -
(1,684,379)

Partners' Capital,
 June 30, 1998    2,405,417.583            $34,004,881             $354,643
$34,359,524




Partners' Capital,
 December 31, 1998  2,869,073.505          $45,399,750           $514,122
$45,913,872

Continuous Offering 585,087.342            9,382,234             50,000
9,432,234

Net Income             -                   499,137         5,071      504,208

Redemptions         (116,687.536)            (1,879,113)                    -
(1,879,113)

Partners' Capital,
 June 30, 1999     3,337,473.311             $53,402,008          $569,193
$53,971,201







           The accompanying notes are an integral part of these financial statements.


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                           504,208            994,100
Noncash item included in net income:
    Net change in unrealized        1,510,952            654,063

Increase in operating assets:
    Interest receivable (DWR)        (19,525)            (16,868)
      Net  option  premiums                -                    (
458,150)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)     27,611              21,645
          Accrued      management      fees                 7,503
7,541
         Incentive      fees      payable                (69,730)
-

Net    cash   provided   by   operating   activities    1,961,019
1,202,331

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  units                 9,432,234                9
,366,567
      Increase      in      subscriptions     receivable(367,033)
(2,215,477)
 Increase in redemptions payable    133,867              46,569
      Redemptions      of      units                  (1,879,113)
(1,684,379)

Net   cash   provided   by   financing   activities     7,319,955
5,513,280


Net   increase  in  cash               9,280,974                6
,715,611

Balance  at  beginning  of  period    43,020,361                2
4,954,956

Balance  at  end  of  period          52,301,335                3
1,670,567




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

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Global Balanced  L.P.  is  a

limited  partnership  organized  to  engage  primarily   in   the

speculative trading of futures and forward contracts, options  on futures  contracts and physical commodities and  other  commodity interests,  including foreign currencies, financial  instruments,

precious and industrial metals, energy products and agriculturals

(collectively, "futures interests"). The Partnership  is  one  of

the   Morgan  Stanley  Dean  Witter  Spectrum  Series  of  funds,

comprised of the Partnership, Morgan Stanley Dean Witter Spectrum

Strategic  L.P.,  Morgan Stanley Dean Witter  Spectrum  Technical

L.P.,  and Morgan Stanley Dean Witter Spectrum Select  L.P.   The

general  partner  is Demeter Management Corporation  ("Demeter").

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

3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts and physical commodities and  other  commodity interests,  including foreign currencies, financial  instruments,

precious    and   industrial   metals,   energy   products    and

agriculturals.  Futures  and  forwards  represent  contracts  for delayed delivery of an instrument at a specified date and  price.

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $456,235  and

$1,967,187 at June 30, 1999 and December 31, 1998, respectively.



Of the $456,235 net unrealized gain on open contracts at June 30,

1999,  $516,531 related to exchange-traded futures contracts  and

$(60,296)   related  to  off-exchange-traded   forward   currency

contracts.

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


Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through December 1999  and

March  1999,  respectively. Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1999 and  December

31,   1998   mature  through  September  1999  and  March   1999,

respectively.



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

Partnership's  assets. Exchange-traded futures and futures-styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures-styled  options contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets, and for

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)





the sole benefit of their commodity customers, all funds held  by them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $52,817,866 and

$45,065,113 at June 30, 1999 and December 31, 1998, respectively.



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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,514,075 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains were recorded during April and May in the stock index  component of the balanced portfolio from long German stock index futures positions as prices increased in reaction to record high  closes  for  Wall  Street  and  helped  further  by  robust performance in Tokyo.  Additional gains were recorded during June as German equity prices increased fuelled by Japan's Nikkei closing at its strongest level since October 1997. In the fixed income  component,  gains were recorded during  June  from  short positions in European interest rate futures, particularly Spanish bond  futures,  as  prices  declined due  to  dampened  sentiment regarding  the European Monetary Union and fears of  an  interest rate  hike  in  the  U.S.  These gains were partially  offset  by losses  recorded  in the metals markets from  long  positions  in

nickel   and  copper  futures  as  base  metals  prices  declined

significantly in late May amid a large supply, low demand and the possibility  of a production cut in the near future being  judged unlikely.  During June, additional losses were incurred  in  this market  complex  from  short copper futures positions  as  prices moved  higher due to a drop in warehouse stocks.  In the currency markets,  losses  were  experienced from  previously  established short  positions  in the Singapore dollar as its value  increased versus  the  U.S.  dollar during mid-June due to the  short-lived strength  in  the  Japanese  yen.  In the  agricultural  markets,

losses  were recorded from long corn futures positions as  prices regressed in early April in reaction to reports by the USDA  that the expected corn surplus will be one of the biggest in years and from  declining demand from Asian markets.  Later in  April  corn prices  fell  due  to aggressive selling by commodity  investment funds amid technical factors and on reports of favorable planting conditions.  Total expenses for the three months ended  June  30,

1999  were  $956,858, resulting in net income of  $557,217.   The

value of a Unit increased from $15.98 at March 31, 1999 to $16.17 at June 30, 1999.

For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,144,153 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains were recorded in the stock index component from long S&P 500 Index futures positions during January and March  as domestic  equity  prices  increased in reaction  to  Wall  Street reaching  a  major  milestone during  March,  as  the  Dow  Jones

Industrial  Average hit 10,000 for the first time.  During  early

April,  additional  profits were recorded as the  S&P  500  Index reached record highs in response to an interest rate cut  by  the

European  Central Bank aimed at boosting their region's  economy,

strong  sales  at domestic retailers and optimism about  earnings from  financial  services companies.  During late June,  domestic stocks  received  another  boost as investors  sensed  that  Wall

Street's  fears the Federal Reserve would launch a  big  rise  in interest  rates  were over-blown.  In the energy  markets,  gains were  recorded during March from long positions in crude and  gas oil  futures as prices moved significantly higher due largely  to the  news  that both OPEC and non-OPEC countries had  reached  an agreement  to  cut  total  output by  approximately  two  million barrels  a  day  beginning April 1st.  In the  currency  markets,

gains  were recorded throughout a majority of the first  half  of the year from short positions in the Swiss franc and the European common  currency,  the  euro, as the value  of  these  currencies weakened  versus  the  U.S. dollar despite NATO's  suspension  of bombing  and  the  subsequent withdrawal of Serbian  forces  from

Kosovo.   The dollar gained ground against the euro and franc  as

investors bought dollars after tame U.S. inflation data eased fears that the Federal Reserve was about to embark on a series of rate  hikes  to head off spiraling inflation.  These  gains  were partially offset by losses experienced in the metals markets from short  copper  futures  positions as prices  moved  significantly higher  in  late  March  in response to a  decline  in  warehouse

stocks.   Additional losses were recorded during  May  from  long

positions in nickel and copper futures as base metal prices  fell amid a technical sell-off and during June from short positions in copper  futures  as prices increased due to a drop  in  warehouse

stocks.   In  the  fixed income component, losses  were  recorded

during  February,  April  and May from long  U.S.  interest  rate futures  positions  as  prices dropped  in  reaction  to  Federal

Reserve  Chairman  Alan  Greenspan's  warnings  in  Congressional testimony  in late February that a strong economy could  reignite inflation.  Fears that the Federal Reserve eventually could boost target interest rates pushed down domestic bond prices during the first and second quarters and forced yields higher.  Reactions to a  higher-than-expected  rise in the  Consumer  Price  Index  and

comments   by  Federal  Reserve  Chairman  Alan  Greenspan   that

continued  economic  expansion in the  U.S.  without  significant signs of inflation also pushed domestic bond prices lower.  Total expenses  for the six months ended June 30, 1999 were $1,639,945,

resulting  in  net  income of $504,208.   The  value  of  a  Unit

increased from $16.00 at December 31, 1998 to $16.17 at June  30,

1999.



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

Partnership's overall losses.  Trading in the stock index futures component  was relatively flat for the quarter as gains  recorded from  long S&P 500 Index futures positions during April and  June

offset  losses  recorded in this same market during  May.   Total

expenses  for the three months ended June 30, 1998 were $459,583,

resulting  in  a  net  loss of $608,254.  The  value  of  a  Unit decreased  from $14.59 at March 31, 1998 to $14.28  at  June  30,

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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $54 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.59)%

     Equity                        (1.03)

     Currency                      (0.53)

     Commodity                          (0.26)

      Aggregate Value at Risk       (1.38)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is the speculative trading of primarily futures interests,

the  composition  of  its portfolio of open  positions  can  change significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Interest Rate                      (1.36)%    (0.58)%  (0.82)%

Equity                             (1.74)     (0.80)   (1.15)

Currency                           (0.53)     (0.26)   (0.43)

Commodity                          (0.32)     (0.19)   (0.26)

Aggregate Value at Risk            (1.70)%    (1.38)%  (1.49)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

90%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate. The primary trading risk market exposure  in

the  Partnership  is in the interest rate sector.   Exposure  was

spread   across  the  U.S.,  European,  Japanese,  Spanish,   and

Australian interest rate sectors at June 30, 1999.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and the other G-7 countries.  However, the Partnership also takes futures  positions  in the government debt of smaller  nations  -

e.g. Australia and Spain.  Demeter anticipates that G-7 and

Australian  interest rates will remain the primary interest  rate

exposure  of  the  Partnership for the foreseeable  future.   The

changes  in  interest rates, which have the most  effect  on  the

Partnership, are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are    in   medium-to-long    term    instruments.

Consequently,  even a material change in short-term  rates  would have  little  effect on the Partnership, were the  medium-to-long term rates to remain steady.

      Equity.    The second largest market exposure this  quarter

was  in the stock index complex.  The primary equity exposure  is

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures on broadly based indices.  As of June 30, 1999, the Partnership's primary  exposures were in the DAX (German), Nikkei  (Japan)  and

S&P  500  (U.S.)  stock  indices.  The Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S., European and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than

the   U.S.   dollar.   For  the  second  quarter  of  1999,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  (Outright positions consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

     Commodity.

     Soft  Commodities and Agriculturals. On June 30,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  sugar,  corn  and soybean markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been

                                  and are expected to continue to

be  experienced  in  this market.  Natural gas,  also  a  primary energy  market exposure, has exhibited more volatility  than  the oil  markets  on an intra-day and daily basis and is expected  to continue this choppy pattern.

     Metals.    The  Partnership's metals market exposure  is  to

fluctuations  in  the  price of base and  precious  metals.   The

Partnership aims to equally weight market exposure in  metals  as

much   as  possible,  however  base  metals,  during  period   of

volatility,  will affect performance more dramatically  than  the

precious  metals  markets.   Demeter anticipates  that  the  base

metals  will  remain the primary metals market  exposure  of  the

Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



     Foreign Currency Balances. The Partnership's primary foreign

currency  balances  are  in  Mexican  pesos,  Swiss  francs   and

Singapore dollars.  The Partnership controls the non-trading risk of  these  balances by regularly converting these  balances  back into dollars upon liquidation of the respective position.

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

                   PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P.

("Spectrum  Strategic")  and Morgan Stanley  Dean  Witter  Spectrum

Technical  L.P.  ("Spectrum  Technical"),  collectively  registered

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



Through  June  30,  1999, 4,150,879.100 Units  were  sold,  leaving

3,849,120.900  Units  unsold as of June 30,  1999.   The  aggregate

price of the Units sold through June 30, 1999 is $53,898,378.



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




                       Morgan Stanley Dean Witter Spectrum
                        Global Balanced L.P.
                          (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

August 13, 1999        By:/s/ Lewis A. Raibley, III
                              Lewis A. Raibley, III
                                Director   and  Chief   Financial
Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.