Form 10-Q
period 1999-09-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 1999-11-12
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................22-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................34

Item 2. Changes in Securities and Use of Proceeds......34-35

Item 6. Exhibits and Reports on Form 8-K................  36







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              54,751,160    43,020,361
  Net  unrealized gain on open contracts       117,115       1,96
7,187

      Total Trading Equity         54,868,275    44,987,548

Subscriptions receivable             1,224,600    1,163,097
Interest receivable (DWR)             218,974        167,141

      Total Assets                  56,311,849   46,317,786

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 379,450        118,190
 Accrued brokerage fees (DWR)        211,186          169,841
 Accrued management fees              57,388         46,153
 Incentive fees payable               -              69,730

      Total Liabilities              648,024        403,914

Partners' Capital

 Limited Partners (3,488,043.117 and
   2,836,946.985 Units, respectively) 55,068,413  45,399,750
 General Partner (37,713.535 and
   32,126.520 Units, respectively)      595,412        514,122

 Total Partners' Capital          55,663,825     45,913,872

 Total Liabilities and Partners' Capital  56,311,849   46,317,786


NET ASSET VALUE PER UNIT              15.79              16.00

          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                         (795,642)       (443,833)
 Net change in unrealized       (339,120)     3,076,158

      Total Trading Results    (1,134,762)   2,632,325

 Interest Income (DWR)            637,615           441,782

      Total Revenues             (497,147)      3,074,107


EXPENSES

 Brokerage fees (DWR)             626,181     412,473
 Management fees                  170,160      112,088
 Incentive fees                   -               124,258

      Total Expenses              796,341         648,819

NET INCOME (LOSS)               (1,293,488)    2,425,288


NET INCOME (LOSS) ALLOCATION

         Limited        Partners                      (1,279,707)
2,398,826
           General        Partner                        (13,781)
26,462
NET INCOME (LOSS) PER UNIT

        Limited        Partners                            (0.38)
 .93
                           General                        Partner
(0.38)
 .93




          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                        1,814,125       1,376,863
Net change in unrealized         (1,850,072)   2,422,095

      Total Trading Results       (35,947)     3,798,958

 Interest Income (DWR)          1,682,953      1,168,924

      Total Revenues            1,647,006       4,967,882


EXPENSES

 Brokerage fees (DWR)           1,746,137     1,105,224
 Management fees                  474,498       290,828
 Incentive fees                   215,651         152,442

       Total Expenses           2,436,286       1,548,494

NET INCOME (LOSS)                (789,280)       3,419,388


NET INCOME (LOSS) ALLOCATION

         Limited        Partners                        (780,570)
3,382,644
                          General                         Partner
(8,710)                           36,744

NET INCOME (LOSS) PER UNIT

        Limited        Partners                            (0.21)
1.46
                          General                         Partner
(0.21)
1.46




          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1997  1,868,284.841          $25,418,875           $264,361
$25,683,236

Continuous Offering 965,847.145            13,746,040            130,000
13,876,040

Net Income             -                   3,382,644             36,744
3,419,388
Redemptions         (174,785.709)          (2,519,126)                    -
(2,519,126)

Partners' Capital,
 September 30, 19982,659,346.277           $40,028,433            $431,105
$40,459,538




Partners' Capital,
 December 31, 1998  2,869,073.505          $45,399,750           $514,122
$45,913,872

Continuous Offering 841,624.874            13,410,326            90,000
13,500,326

Net Loss                -                  (780,570)     (8,710)      (789,280)

Redemptions         (184,941.727)           (2,961,093)                   -
(2,961,093)

Partners' Capital,
 September 30, 19993,525,756.652           $55,068,413            $595,412
$55,663,825







           The accompanying notes are an integral part of these financial statements.


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                    (789,280)              3
,419,388
Noncash item included in net income (loss):
      Net  change  in  unrealized       1,850,072               (
2,422,095)

Increase in operating assets:
    Interest receivable (DWR)        (51,833)            (33,309)
      Net  option  premiums                -                    (
458,150)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)    41,345               44,584
          Accrued       management      fees               11,235
13,775
          Incentive      fees      payable               (69,730)
124,260

Net    cash   provided   by   operating   activities      991,809
688,453

CASH FLOWS FROM FINANCING ACTIVITIES

   Continuous   offering             13,500,326                 1
3,876,040
      Increase      in      subscriptions      receivable(61,503)
(520,403)
 Increase in redemptions payable   261,260               157,881
       Redemptions      of      units                 (2,961,093)
(2,519,126)

Net   cash   provided   by   financing  activities     10,738,990
10,994,392


Net   increase  in  cash             11,730,799                 1
1,682,845

Balance      at      beginning     of     period       43,020,361
24,954,956

Balance      at      end     of     period             54,751,160
36,637,801




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

Witter  & Co. ("MSDW"). RXR, Inc. (the "Trading Advisor") is  the

trading advisor to the Partnership.



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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $117,115  and

$1,967,187  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $117,115  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $178,564 related to exchange-traded  futures contracts  and  $(61,449) related to off-exchange-traded  forward currency contracts.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

Of  the  $1,967,187  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,044,752 related to exchange-traded  futures contracts  and  $(77,565) related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1999 and December 31, 1998 mature  through  March

2000  and  March 1999, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1999

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

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



the sole benefit of their commodity customers, all funds held  by them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $54,929,724 and

$45,065,113  at  September  30,  1999  and  December  31,   1998,

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $497,147 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses  were recorded in the  global  interest  rate futures  component  of  the balanced portfolio  during  July  and

August from long U.S. interest rate futures positions as domestic bond  prices  moved  lower after Federal  Reserve  Chairman  Alan

Greenspan commented that central bankers must consider stock prices when setting monetary policy and as economic reports added to  concern  that  the U.S. Federal Reserve will  raise  interest

rates  soon.   In the global stock index component,  losses  were

experienced  during  July from long German  stock  index  futures positions  as German equity prices declined as investors  reacted to  the  strengthening  euro by selling auto  maker  and  export-

dependent  stocks.  Prices in this market were also pushed  lower later in the month by the weakness on Wall Street and lower-than-

expected  second  quarter earnings reported  by  DaimlerChrysler.

During  September, additional losses were incurred in this market as German equity prices dropped following a decline in U.S. stock prices.  In agriculturals, small losses were recorded from  short wheat  futures  positions as grain prices increased significantly amid  drier-than-expected weather in the U.S. Midwest,  forecasts for  very  little rain and concerns about shriveling  production.

These  losses  were  partially offset by gains  recorded  in  the energy  markets from long crude and gas oil futures positions  as oil  prices  climbed  to  a 33-month high  after  OPEC  ministers confirmed that they will uphold their global cutbacks until April of  next  year.  Profits were also recorded in the metals markets from  long nickel futures positions as prices moved higher  aided by  perceptions  of  improving Asian demand and  a  drop  in  LME warehouse  stocks.  In the currency markets, gains were  recorded from  short cross-rate positions in the euro versus the  Japanese yen  as  the  value  of  the  yen strengthened  due  to  optimism regarding  the  Japanese economy and Japanese  investors  selling euros looking to hedge their investments.  Additional gains  were recorded from long Japanese yen positions versus the U.S. dollar as the value of the yen strengthened against the dollar due to inflationary  pressures  in  the  United  States  and  optimistic prospects  for economic growth in Japan. Total expenses  for  the three months ended September 30, 1999 were $796,341, resulting in a  net  loss  of $1,293,488.  The value of a Unit decreased  from

$16.17 at June 30, 1999 to $15.79 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,647,006  and, after expenses, posted a decrease in  Net  Asset

Value  per Unit. The most significant net losses were experienced in the fixed income component during February, April and May from long  U.S.  interest rate futures positions as prices dropped  in reaction  to  Federal Reserve Chairman Alan Greenspan's  warnings that  a strong economy could reignite inflation.  Fears that  the

Federal  Reserve  eventually could boost  target  interest  rates pushed  down  domestic bond prices during the  first  and  second quarters and forced yields higher.  During July and August,  long

U.S.  interest  rate  futures positions  resulted  in  losses  as domestic  bond  prices  moved  temporarily  lower  after  Federal

Reserve  Chairman Alan Greenspan commented that  central  bankers must  consider stock prices when setting monetary policy  and  as economic  reports added to concern that the U.S. Federal  Reserve will  raise interest rates.  In the agricultural markets,  losses

were   recorded  from  long  corn  futures  positions  as  prices regressed in early April in reaction to reports by the USDA  that the expected corn surplus will be one of the biggest in years and from declining demand from Asian markets. Later in April, corn prices fell due to technical factors and on reports of favorable planting conditions. During early-August, losses were experienced

from   short   corn   futures  positions  as   prices   increased

significantly  amid  drier-than-expected  weather  in  the   U.S.

Midwest,  forecasts  for  very little  rain  and  concerns  about shriveling  production.  These losses were  partially  offset  by gains recorded in the energy markets from long positions in crude and  gas  oil  futures,  as prices climbed  higher  during  March

following  an  agreement  reached  by  both  OPEC  and   non-OPEC

countries  to cut total output beginning April 1st..  Oil  prices continued  to  move higher throughout the third  quarter  due  to declining  supplies,  increasing demand and adherence  to  output cuts.  In the currency markets, gains were recorded during August from  short  euro,  Swiss franc and Australian  dollar  positions versus the Japanese yen as the value of the yen strengthened  due to optimism regarding the Japanese economy and Japanese investors selling euros looking to hedge their investments.  In the  global stock index futures component, gains were recorded during January and  March  from long Nikkei Index futures positions as  Japanese equity prices were pushed higher by positive economic factors  in

Japan  such  as  low  interest rates, an  easing  credit  stance,

relatively  stable  exchange rates and  an  agreement  to  inject public  funds  into the indebted banking sector.  Total  expenses for  the  nine  months ended September 30, 1999 were  $2,436,286,

resulting  in  a  net  loss of $789,280.  The  value  of  a  Unit decreased from $16.00 at December 31, 1998 to $15.79 at September

30, 1999.

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

Total expenses for the three months ended September 30, 1998 were

$648,819, resulting in net income of $2,425,288.  The value of  a

Unit  increased from 14.28 at June 30, 1998 to 15.21 at September

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

British  pound  as  its value moved without consistent  direction

relative  to  other  currencies.   Total expenses  for  the  nine

months ended September 30, 1998 were $1,548,494, resulting in net income  of $3,419,388.  The value of a Unit increased from  13.75 at December 31, 1997 to 15.21 at September 30, 1998.



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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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



The  Partnership's past performance is not necessarily indicative of  its  future results.  Any attempt at quantifying the Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


Quantifying the Partnership's Trading Value at Risk

The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$55 million.

     Primary Market            September 30, 1999
     Risk Category              Value at Risk

     Interest Rate                  (0.45)%

     Equity                         (0.51)

     Currency                       (0.42)

     Commodity                           (0.40)

      Aggregate Value at Risk       (0.90)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business is the speculative trading of primarily futures interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net Assets for the four quarterly reporting periods from October 1,

1998 through September 30, 1999.



Primary Market Risk Category        High       Low     Average

Interest Rate                      (0.76)%    (0.45)%   (0.60)%

Equity                             (1.74)     (0.51)    (1.07)

Currency                           (0.53)     (0.26)    (0.42)

Commodity                          (0.40)     (0.26)    (0.32)

Aggregate Value at Risk            (1.70)%    (0.90)%   (1.34)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

92%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

      Interest Rate. The primary market exposure in the  Partner-

ship this quarter was in the interest rate sector.  Exposure  was spread  across  the  U.S.,  European,  Japanese,  and  Australian interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

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

Partnership for the foreseeable future.  The changes in  interest rates, which have the most effect on the Partnership, are changes

in  long-term,  as  opposed to short-term, rates.   Most  of  the

speculative  futures  positions held by the  Partnership  are  in medium-to long- term instruments.  Consequently, even a  material change  in  short-term  rates would have  little  effect  on  the

Partnership, were the medium-to long-term rates to remain steady.

      Equity.    The second largest market exposure this  quarter

was  in the stock index complex.  The primary equity exposure  is

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures

on  broadly  based  indices.   As  of  September  30,  1999,  the

Partnership's  primary  exposures were in  the  S&P  500  (U.S.),

Nikkei  (Japan), DAX (German), and FT-SE (Britain) stock indices.

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

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  third  quarter  of   1999,   the

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

     Commodity.

     Soft  Commodities and Agriculturals. On September 30,  1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was  in the sugar, corn and livestock markets.   Supply

and  demand  inequalities, severe weather disruption  and  market expectations affect price movements in these markets.

     Energy.   On  September  30, 1999 the  Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra-day and daily  basis  and  is expected to continue in this choppy patterns.

     Metals.   The  Partnership's metals market  exposure  is  to

fluctuations  in  the price of base metals.   During  periods  of

volatility,  base  metals  will affect performance  dramatically.

Demeter  anticipates that the base metals will remain the primary metals market exposure of the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in Mexican pesos, Singapore  dollars  and

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

Demeter attempts to manage the Partnership's market exposure by (i)

diversifying  the  Partnership's  assets  among  different   market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the Trading Advisor on a daily basis.  In  addition,

the  Trading Advisor establishes diversification guidelines,  often set in terms of the maximum margin to be committed to positions  in any one market sector or market-sensitive instrument.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.


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



Through  September 30, 1999, 4,404,900.909 Units were sold, leaving

3,595,099.091 Units unsold as of September 30, 1999.  The aggregate price of the Units sold through September 30, 1999 was $57,926,469.



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




                       Morgan Stanley Dean Witter Spectrum
                        Global Balanced L.P.
                          (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

November 12, 1999      By:/s/ Lewis A. Raibley, III
                              Lewis A. Raibley, III
                                Director   and  Chief   Financial
Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.