Form 10-Q
period 2000-03-31
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 2000-05-15
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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


_________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

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

                       March 31, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 2000 and 1999
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)...................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................19-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................32

Item 2. Changes in Securities and Use of Proceeds......32-33

Item 5. Other Information.................................34

Item 6. Exhibits and Reports on Form 8-K..................34



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                       March 31,   December 31,
                                        2000           1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              56,964,275    56,904,921
 Net unrealized gain on open contracts   2,816,295     810,114

 Total Trading Equity               59,780,570   57,715,035

Subscriptions receivable              869,770       847,954
Interest receivable (DWR)             274,230       244,599

 Total Assets                       60,924,570   58,807,588

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,937,233        667,741
 Accrued brokerage fees (DWR)        222,237         216,895
 Accrued management fee               60,391          58,940

 Total Liabilities                 2,219,861        943,576


Partners' Capital

 Limited Partners (3,491,763.111 and
  3,549,239.387 Units, respectively) 58,030,231  57,209,838
 General Partner (40,584.304 Units)        674,478        654,174

 Total Partners' Capital        58,704,709       57,864,012

  Total  Liabilities and Partners' Capital    60,924,570      58,
807,588


NET ASSET VALUE PER UNIT              16.62                16.12


          The accompanying notes are an integral part of these financial statements.


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,


2000                                 1999
                                        $            $
REVENUES
 Trading profit (loss):
                                                         Realized
(133,121)                                   1,001,877
      Net change in unrealized     2,006,181     (870,068)
      Total Trading Results        1,873,060    131,809
 Interest Income (DWR)               775,426      498,269
      Total Revenues               2,648,486      630,078

EXPENSES

   Brokerage   fees   (DWR)                  665,107      537,128
Management fee                       180,737      145,959
    Total Expenses                   845,844     683,087
NET INCOME (LOSS)                  1,802,642     (53,009)

NET INCOME (LOSS) ALLOCATION

        Limited        Partners                         1,782,338
(52,414)
General           Partner                                  20,304
(595)

NET INCOME (LOSS) PER UNIT

        Limited        Partners                              0.50
(.02)
                          General                         Partner
0.50                          (.02)





          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)





Units of

Partnership              Limited    General

Interest                 Partners   Partner    Total



Partners' Capital,
   December 31, 1998  2,869,073.505        $45,399,750           $514,122
$45,913,872

Offering     of    Units       219,471.601              3,507,842
-                                          3,507,842

Net                                                          loss
-                                           (52,414)       (595)      (53,009)

Redemptions              (63,242.033)                 (1,010,731)
-                                 (1,010,731)

Partners' Capital,
   March 31, 1999  3,025,303.073           $47,844,447           $513,527
$48,357,974


Partners' Capital,
   December 31, 1999  3,589,823.691        $57,209,838           $654,174
$57,864,012

Offering     of    Units        191,780.967             3,106,698
-                                          3,106,698

Net                                                        income
-                                          1,782,338      20,304      1,802,642

Redemptions               (249,257.243)               (4,068,643)
-                                            (4,068,643)

Partners' Capital,
   March 31, 2000 3,532,347.415            $58,030,231           $674,478
$58,704,709



<<fn>








           The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000           1999
                                          $          $
CASH FLOWS FROM OPERATING ACTIVITIES

Net         income       (loss)                         1,802,642
(53,009)                                                  Noncash
item included in net income (loss):
              Net          change          in          unrealized
(2,006,181)                         870,068
Increase in operating assets:
                Interest             receivable             (DWR)
(29,631)                                          (5,691)

Increase (decrease) in operating liabilities:
    Accrued brokerage fees (DWR)        5,342            11,971
         Accrued      management      fee                   1,451
 3,253
 Incentive                      fee                       payable
 -                                  (69,730)
Net  cash  provided by (used for) operating activities  (226,377)
756,862

CASH FLOWS FROM FINANCING ACTIVITIES

       Offering   of  Units              3,106,698              3
    ,507,842                                     Increase      in
    subscriptions                                      receivable
    (21,816)
    (63,899)
    Increase in redemptions payable 1,269,492             201,105
 Redemptions                       of                       Units
 (4,068,643)                     (1,010,731)
Net   cash   provided   by  financing  activities         285,731
2,634,317

Net   increase  in  cash                    59,354              3
,391,179
Balance     at     beginning     of     period         56,904,921
43,020,361
Balance     at     end     of     period               56,964,275
46,411,540





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

Witter  Spectrum  Global Balanced L.P. (the "Partnership").   The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Global Balanced  L.P.  is  a

Delaware limited partnership organized to engage primarily in the speculative  trading  of futures and forward contracts,  physical commodities  and  other commodity interests, including,  but  not limited  to  foreign  currencies, financial instruments,  metals,

energy   and   agricultural   products  (collectively,   "futures

interests").  The Partnership is one of the Morgan  Stanley  Dean

Witter  Spectrum  Series of funds, comprised of the  Partnership,

Morgan  Stanley  Dean Witter Spectrum Commodity  L.P.  (formerly,

Morgan  Stanley  Tangible Asset Fund L.P.), Morgan  Stanley  Dean

Witter  Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum

Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical

L.P.

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

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.   Treasury  bills.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership  trades futures and forward contracts,  physical commodities  and  other commodity interests,  including  but  not limited  to  foreign  currencies, financial instruments,  metals,

energy  and agricultural products. Futures and forwards represent contracts  for delayed delivery of an instrument at  a  specified date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform  under  the terms of the contracts.  There  are  numerous factors

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




which  may  significantly influence the  market  value  of  these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities"  effective for fiscal years beginning after June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $2,816,295 and

$810,114 at March 31, 2000 and December 31, 1999, respectively.



Of  the $2,816,295 net unrealized gain on open contracts at March

31, 2000, $2,908,912 related to exchange-traded futures contracts and  $(92,617)related  to  off-exchange-traded  forward  currency contracts.



Of the $810,114 net unrealized gain on open contracts at December

31,  1999,  $669,640 related to exchange-traded futures contracts and  $140,474  related  to off-exchange-traded  forward  currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  2000 and December 31, 1999 mature through June  2000.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  2000 and December  31,  1999  mature through June 2000 and March 2000, respectively.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's  exchange-traded futures contracts,  are  required,

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $59,873,187 and

$57,574,561   at   March  31,  2000  and   December   31,   1999,

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

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of Carr, the

sole  counterparty  on all of such contracts,  to  perform.   The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

Carr's  bankruptcy or insolvency.  Carr's parent, Credit Agricole

Indosuez,  has guaranteed to the Partnership payment of  the  net liquidating  value  of  the  transactions  in  the  Partnership's account with Carr (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions could
prevent  the  Partnership from promptly liquidating  its  futures contracts and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively, and a general discussion of its trading activities during each period.  It is important to  note,

however,  that the Trading Advisor trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisor   or  will  be  profitable   in   the   future.

Consequently,  the  results of operations of the  Partnership  is difficult  to  discuss other than in the context of  its  Trading

Advisor's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues, including interest income, of  $2,648,486  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains  of approximately 1.8% were  recorded  in  the global  stock index futures markets from long positions in Nikkei

Index futures as Japanese equity prices increased during February

due   to  weakness  in  the  Japanese  yen  versus  other   major

currencies,  particularly the U.S. dollar.   Later  in  March,  a

surge  in Japanese technology issues, linked to rising industrial production in that nation, and the belief that institutions would add these issues to their portfolios prior to fiscal year-end, boosted the Nikkei to a 40-month high. In the global interest rate  futures markets, gains of approximately 1.3% were  recorded primarily during March from long positions in U.S. interest  rate futures  as  domestic bond prices increased.  This  upward  price move  was  attributed  to a "flight-to-quality"  following  sharp gyrations in the U.S. stock market, the U.S. Treasury's  decision to  buy back outstanding debt, and concerns that longer-term debt

is   becoming  scarce.   In  the  currency  markets,  profits  of

approximately 0.4% were recorded primarily during March from long

Japanese  yen  positions versus the Australian  dollar  and  from cross-rate  positions, specifically in the euro relative  to  the

British  pound,  as  the  value of the European  common  currency weakened during January versus the pound hurt by skepticism about

Europe's  economic  outlook and lack of public  support  for  the economy from European officials.  In the metals markets, gains of approximately 0.4% were recorded primarily in early February from long  nickel futures positions as nickel prices climbed to  their highest  level  in five years.  In the energy markets,  gains  of approximately  0.2% were recorded primarily during February  from long  positions in crude oil futures and its refined products  as oil  prices  powered to nine-year highs on concerns about  future output  levels  from the world's leading producer countries  amid

dwindling  stockpiles and increasing demand.   These  gains  were

partially  offset  by  losses  of  approximately  0.4%   recorded

primarily  during  February in the livestock markets  from  short lean hog futures positions as prices climbed higher amid expectations of higher wholesale pork prices due to light slaughter rates.  During January, additional losses were incurred from  long  positions in live cattle futures as  prices  declined after  the  USDA raised its forecast for U.S. red meat production

in  2000.   In  the agricultural markets, losses of approximately

0.4%  were experienced from long corn futures positions as prices declined  later  in March amid rainfall in the U.S.  Midwest,  as well  as outlooks for more rain.  Early in February, losses  were incurred  from  long positions in soybean oil as  soybean  prices moved  lower  following  rains in the  growing  region  of  South

America, particularly Brazil. Total expenses for the three months ended  March 31, 2000 were $845,844, resulting in net  income  of

$1,802,642.   The  value  of  a Unit  increased  from  $16.12  at

December 31, 1999 to $16.62 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading revenues, including interest income,  of  $630,078 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.  The most significant net losses of approximately 1.5% were recorded  in  the  global  interest rate futures  markets  mainly during  January  and  March from short Australian  interest  rate futures  positions as prices moved higher due to  depressed  gold prices  during  late March which weakened the Australian  dollar,

and  to  a  lesser  extent,  Australian  stock  prices.   In  the

livestock markets, losses of approximately 0.4% were experienced primarily in January from short positions in hog and cattle futures  as  prices  in  both markets  moved  sharply  higher  on concerns that winter storms would hurt supplies, on reports of an increase in demand and plans for government aid programs to  help struggling  farmers. In soft commodities, losses of approximately

0.1%  were recorded mostly during March from short cotton futures positions  as prices increased to their highest level since  mid-

December  on technically motivated speculative buying and  rumors

that  an influential merchant turned bullish early in March.   In

the metals markets, losses of approximately 0.1% were experienced largely  from  short  copper futures positions  as  prices  moved significantly  higher towards the end of March in response  to  a decline  in  London Metal Exchange ("LME") warehouse  stocks  and evidence that Japanese consumption has stabilized.  These  losses were  partially  offset by gains of approximately  0.8%  recorded primarily  during  January and March in the  global  stock  index futures  component  from long Nikkei Index futures  positions  as

Japanese  equity  prices were pushed higher by positive  economic factors  in  Japan such as low interest rates, an  easing  credit stance,  relatively  stable exchange rates and  an  agreement  to

inject  public  funds into the indebted banking sector.   In  the

currency  markets,  gains  of approximately  0.7%  were  recorded throughout  a  majority  of the quarter mainly  from  short  euro positions  as  the value of the U.S. dollar hit new highs  during

March versus the European common currency on the strength of the

U.S.  economy,  concerns  pertaining to the  economic  health  of

Europe  and  Japan  and growing uncertainty  about  the  military

action   in  Yugoslavia.   In  the  energy  markets,   gains   of

approximately 0.7% were recorded during March largely  from  long

positions   in  crude  and  gas  oil  futures  as  prices   moved

significantly  higher which was largely attributed  to  the  news that both OPEC and non-OPEC countries had reached an agreement to cut  total  output  by approximately two million  barrels  a  day beginning April 1, 1999.  In the agricultural markets,  gains  of

approximately  0.4%  were  recorded  primarily  in  January   and

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

At   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was approximately $59 million  and  $48  million,

respectively.

     Primary Market       March 31, 2000      March 31, 1999
     Risk Category        Value at Risk        Value at Risk

     Equity                   (1.28)%              (1.02)%

     Interest Rate            (0.73)               (0.76)

     Currency                 (0.53)               (0.47)

     Commodity                (0.29)               (0.32)

     Aggregate Value at Risk  (1.67)%              (1.38)%


Aggregate Value at Risk represents the aggregate VaR of all the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category      High        Low        Average

Equity                           (1.28)%     (0.51)%    (0.96)%

Interest Rate                    (0.76)      (0.45)     (0.63)

Currency                         (0.53)      (0.42)     (0.49)

Commodity                        (0.40)      (0.26)     (0.32)

Aggregate Value at Risk          (1.67)%     (0.90)%    (1.33)%

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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate  basis  at March 31, 2000 and for the  end  of  the  four quarterly  reporting periods from April 1, 1999 through  March  31,

2000.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage or monitor risk.  There can be no  assurance that the Partnership's actual losses on a  particular day  will  not exceed the VaR amounts indicated above or that  such losses will not occur more than 1 in 100 trading days.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Equity.    The primary market exposure in the Partnership  is  in

the global stock index sector.  The primary equity exposure is to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of March 31, 2000, the Partnership's primary  exposures were in the Nikkei (Japan),  FT-SE  (Britain),

S&P  500  (U.S.) and DAX (German) stock indices.  The Partnership is  primarily  exposed  to the risk of adverse  price  trends  or static  markets  in  the  U.S., European  and  Japanese  indices.

(Static  markets would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses).



Interest  Rate.  The second largest market exposure this  quarter was in the global interest rate complex. Exposure was spread across the U.S., European, Japanese and Australian interest rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the government  debt of smaller nations - e.g. Australia  and  Spain.

Demeter  anticipates that G-7 and Australian interest rates  will remain the primary interest rate exposure of the Partnership  for the  foreseeable  future.  The changes in interest  rates,  which have  the  most effect on the Partnership, are changes  in  long-

term,  as  opposed to short-term rates.  Most of the  speculative futures positions held by the Partnership are in medium to  long-

term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium- to long-term rates to remain steady.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and general economic conditions influence these fluctuations.  The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

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



Commodity.

Soft  Commodities  and Agriculturals .  On March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the soybean  oil,

lean  hogs  and  corn  markets.  Supply and demand  inequalities,

severe  weather disruption and market expectations  affect  price movements in these markets.



Energy.  On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments in the Middle East, weather patterns, and other
economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in  British pounds,  euros  and  Swedish

kronas.   The Partnership controls the non-trading risk of  these

balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P.

("Spectrum  Strategic")  and Morgan Stanley  Dean  Witter  Spectrum

Technical  L.P.  ("Spectrum  Technical"),  collectively  registered

10,000,000 Units pursuant to a Registration Statement on Form  S-1,

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

5,000,000 and the Partnership 1,000,000.



The  Partnership registered an additional 3,000,000 Units  pursuant to  another  Registration  Statement  on  Form  S-1,  which  became effective on February 28, 2000 (SEC File Number 333-90475).



The managing underwriter for the Partnership is DWR.



Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the Net Asset Value of a Unit  as of the date of such monthly closing.



Through  March  31,  2000, 4,771,945.468 Units were  sold,  leaving

6,228,054.532  Units  unsold as of March 31, 2000.   The  aggregate

price of the Units sold through March 31, 2000 was $63,807,120.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.

Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of the Board and a Director of Demeter and Dean Witter Futures  &

Currency  Management Inc. ("DWFCM") and Robert E. Murray replaced him as Chairman of the Board of Demeter and DWFCM.



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




                       Morgan Stanley Dean Witter Spectrum
                        Global Balanced L.P.
                          (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

May 12, 2000           By:/s/ Lewis A. Raibley, III
                              Lewis A. Raibley, III
                                Director   and  Chief   Financial
Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.