Form 10-Q
period 2000-06-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 2000-08-14
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to__________________

Commission File No. 0-26340


    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3782232
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

Yes    X            No___________

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................36

Item 2. Changes in Securities and Use of Proceeds......36-37

Item 5. Other Information.................................38

Item 6. Exhibits and Reports on Form 8-K...............38-39






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              54,760,307      56,904,921
 Net unrealized gain on open contracts631,015       810,114
 Net option premiums                  (85,400)     ______-___

      Total Trading Equity          55,305,922   57,715,035

Subscriptions receivable               561,906      847,954
Interest receivable (DWR)             269,869        244,599

      Total Assets                  56,137,697   58,807,588

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 665,921        667,741
 Accrued brokerage fees (DWR)         212,615         216,895
 Accrued management fees              57,776         58,940

      Total Liabilities                936,312      943,576


Partners' Capital

 Limited Partners (3,495,884.927 and
 3,549,239.387 Units, respectively) 54,567,897   57,209,838
 General Partner (40,584.304 Units)        633,488       654,174

 Total Partners' Capital           55,201,385    57,864,012

 Total Liabilities and Partners' Capital  56,137,697  58,807,588


NET ASSET VALUE PER UNIT              15.61              16.12


          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
       Realized                         (1,371,125)     1,607,890
 Net change in unrealized       (2,185,280)    (640,884)
      Total Trading Results      (3,556,405)    967,006
 Interest Income (DWR)               819,336     547,069
      Total Revenues             (2,737,069)   1,514,075

EXPENSES

   Brokerage   fees   (DWR)                  651,779      582,828
Management fees                      177,116    158,379
 Incentive fees                  _______-___      215,651
      Total Expenses                 828,895      956,858

NET INCOME (LOSS)                (3,565,964)     557,217

NET INCOME (LOSS) ALLOCATION

 Limited Partners                (3,524,974)    551,551
    General Partner                 (40,990)      5,666
NET INCOME (LOSS) PER UNIT

                           Limited                       Partners
(1.01)                                                       0.19
General                                                   Partner
(1.01)                                     0.19





          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
        Realized                        (1,504,246)     2,609,767
Net change in unrealized           (179,099)    (1,510,952)
      Total Trading Results      (1,683,345)  1,098,815
 Interest Income (DWR)             1,594,762    1,045,338
      Total Revenues                (88,583)     2,144,153

EXPENSES

 Brokerage fees (DWR)              1,316,886  1,119,956
    Management   fees                       357,853       304,338
Incentive fees                    ______-___       215,651
       Total Expenses              1,674,739   1,639,945

NET INCOME (LOSS)                (1,763,322)       504,208

NET INCOME (LOSS) ALLOCATION

    Limited   Partners                  (1,742,636)       499,137
General Partner                     (20,686)  5,071

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(0.51)                                        0.17
                            General                       Partner
(0.51)                                        0.17




          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)





Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total



Partners' Capital,
  December 31, 1998  2,869,073.505          $45,399,750  $514,122
$45,913,872

Offering of Units   585,087.342  9,382,234          50,000       9,432,234

Net                                                        Income
-                                           499,137        5,071      504,208

Redemptions              (116,687.536)                (1,879,113)
-                                  (1,879,113)

Partners' Capital,
 June 30, 1999     3,337,473.311             $53,402,008          $569,193
$53,971,201





Partners' Capital,
  December 31, 1999  3,589,823.691          $57,209,838  $654,174
$57,864,012

Offering     of    Units        361,597.665             5,778,868
-                                          5,778,868

Net                                                          Loss
-                                          (1,742,636)           (20,686)
(1,763,322)

Redemptions         (414,952.125)             (6,678,173)         _____-___
(6,678,173)

Partners' Capital,
 June 30, 2000     3,536,469.231             $54,567,897          $633,488
$55,201,385










           The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                 (1,763,322)            504,208
 Noncash item included in net income (loss):
      Net  change  in  unrealized           179,099             1
,510,952
(Increase) decrease in operating assets:
           Net      option      premiums                   85,400
-
      Interest receivable (DWR)      (25,270)            (19,525)

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)      (4,280)             27,611
Accrued  management fees                (1,164)             7,503
Incentive        fees       payable                   ________-__
(69,730)

Net  cash  provided  by  (used  for)  operating  activities    (1
,529,537)                                      1,961,019

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  Units                   5,778,868              9
,432,234                                                        (
Increase)   decrease   in  subscriptions  receivable      286,048
(367,033)
Increase (decrease) in redemptions payable(1,820)        133,867
      Redemptions      of      Units                  (6,678,173)
(1,879,113)
Net   cash   provided   by   (used  for)   financing   activities
(615,077)                                       7,319,955
Net  increase  (decrease)  in  cash    (2,144,614)              9
,280,974
Balance     at     beginning     of     period         56,904,921
43,020,361

Balance     at     end     of     period               54,760,307
52,301,335






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

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Spectrum Global Balanced  L.P.  is  a

Delaware limited partnership organized to engage primarily in the speculative  trading of futures, options and  forward  contracts,

physical  commodities  and other commodity interests,  including,

but  not  limited  to foreign currencies, financial  instruments,

metals,  energy and agricultural products (collectively, "futures interests").  The Partnership is one of the Morgan  Stanley  Dean

Witter  Spectrum  Series of funds, comprised of the  Partnership,

Morgan  Stanley  Dean  Witter  Spectrum  Commodity  L.P.,  Morgan

Stanley  Dean Witter Spectrum Currency L.P., Morgan Stanley  Dean

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



3.  Financial Instruments

The  Partnership  trades futures, options and forward  contracts,

physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals,

energy  and agricultural products. Futures and forwards represent contracts  for delayed delivery of an instrument at  a  specified date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform  under  the terms of the contracts.  There  are  numerous factors

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




which  may  significantly influence the  market  value  of  these contracts, including interest rate volatility.



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

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $631,015  and

$810,114 at June 30, 2000 and December 31, 1999, respectively.



Of the $631,015 net unrealized gain on open contracts at June 30,

2000,  $635,123 related to exchange-traded futures  and  futures-

styled  options  contracts and $(4,108) related to  off-exchange-

traded forward currency contracts.



Of the $810,114 net unrealized gain on open contracts at December

31, 1999, $669,640 related to exchange-traded futures and futures-

styled  options  contracts and $140,474 related to  off-exchange-

traded forward currency contracts.


Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 2000 and December 31, 1999 mature through December 2000 and June 2000, respectively.  Off-exchange-

traded forward currency contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through September 2000 and

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



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures and futures-styled options contracts, which funds, in the aggregate, totaled $55,395,430 and $57,574,561 at June  30,  2000

and   December  31,  1999,  respectively.  With  respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there any requirement

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)



that an amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform.  The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, options and  forwards,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



The  Partnership's  investment in futures, options  and  forwards may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions could
prevent  the  Partnership from promptly liquidating  its  futures contracts and result in restrictions on redemptions.



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



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership is difficult to discuss other than in the context  of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



Results of Operations

For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $2,737,069  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 4.6% were recorded  primarily during  April  and May in the global stock index  component  from long  positions in Nikkei Index futures as Japanese equity prices declined  sharply due primarily to the weakness  in  most  global

technology  issues and political uncertainty in  Japan.   In  the

currency  markets,  losses of approximately  1.5%  were  recorded primarily during May and June from short euro positions relative to the Australian and U.S. dollars as the value of the euro reversed higher amid suggestions that intervention to support the

euro  was  a possibility and interest rate hikes in Europe.   The

U.S.  dollar,  which  had  strengthened  earlier  in  the  second quarter, weakened versus the euro during early June due primarily to the perception that interest rates in the U.S. may have topped out  in  the  near term.  In the global interest rate  component,

losses of approximately 1.3% were recorded primarily during April and  May  from  long positions in U.S. interest rate  futures  as prices  declined  in  anticipation of  the  Federal  Open  Market

Committee's decision to raise key interest rates.  In the  metals markets, losses of approximately 0.5% were experienced throughout the  majority  of  the  quarter from trading  copper  and  nickel futures  as  prices  moved inconsistently  on  technically  based

factors.   These  losses  were  partially  offset  by  gains   of

approximately  1.7%  recorded  in the  energy  markets  primarily during  May from long positions in natural gas futures as  prices continued  their upward trend, as data released by  the  American

Gas  Association  further confirmed fears that  inventory  levels remain  low.  Adding to supply concerns were fears that the  U.S.

demand will outstrip production this summer, when inventories are typically refilled for the winter.  In the agricultural  markets,

gains  of approximately 0.1% were produced primarily during  June from  short  corn  futures positions as  grain  prices  declined.

Total  expenses  for the three months ended June  30,  2000  were

$828,895, resulting in a net loss of $3,565,964.  The value of a

Unit  decreased from $16.62 at March 31, 2000 to $15.61  at  June

30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total trading losses net of interest income of $88,583 and posted a  decrease  in  Net Asset Value per Unit.  The most  significant losses  of  approximately 2.7% were recorded in the global  stock index futures component primarily during April and May from  long positions  in  Nikkei  Index futures as  Japanese  equity  prices declined  due primarily to the weakness in most global technology

issues  and  political uncertainty in Japan.   Additional  losses

were  recorded  from  long positions in  FTSE  Index  futures  as

British stock prices decreased.  In the currency markets,  losses of approximately 1.1% were recorded primarily during May and June from  short  euro positions relative to the Australian  and  U.S.

dollars as the value of the euro reversed higher amid suggestions that  intervention  to  support the euro was  a  possibility  and interest rate hikes in Europe.  In the livestock markets,  losses of  approximately  0.7% were recorded during  January  from  long positions  in  live cattle futures as prices declined  after  the

USDA  raised its forecast for U.S. red meat production  in  2000.

In  the  agricultural markets, losses of approximately 0.3%  were experienced  from long corn futures positions as prices  declined

in  late  March  amid  rainfall in the U.S.  Midwest.   Early  in

February, losses were incurred from long positions in soybean oil as soybean prices moved lower following rains in the growing region of South America, particularly Brazil. These losses were partially offset by gains of approximately 1.9% recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas futures as prices continued their upward  trend,  as data  released by the American Gas Association further  confirmed fears  that  inventory levels remain low.  Additional gains  were recorded during February from long positions in crude oil futures as  prices  increased  due  to  a combination  of  cold  weather,

declining  inventories and increasing demand.   Gains  were  also

recorded  during  June as oil prices surged in  reaction  to  the dismissal by OPEC of a price setting mechanism and a promise of a modest  production increase.  Total expenses for the  six  months ended  June 30, 2000 were $1,674,739, resulting in a net loss  of

$1,763,322.   The  value  of  a Unit  decreased  from  $16.12  at

December 31, 1999 to $15.61 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,514,075 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains of approximately 2.1% were recorded  primarily during April and May in the stock index component of the balanced portfolio  from  long  German stock index  futures  positions  as prices  increased  in  reaction to record high  closes  for  Wall

Street  and  helped  further  by  robust  performance  in  Tokyo.

Additional gains were recorded during June as German equity
prices  increased  fueled  by  Japan's  Nikkei  closing  at   its

strongest  level  since  October  1997.   In  the  fixed   income

component,  gains  of approximately 0.9% were recorded  primarily during  June  from  short  positions in  European  interest  rate futures,  particularly Spanish bond futures, as  prices  declined due  to dampened sentiment regarding the European Monetary  Union and  fears of an interest rate hike in the U.S.  These gains were partially offset by losses of approximately 0.8% recorded in  the metals  markets from long positions in nickel and copper  futures as  base metals prices declined significantly in late May amid  a large supply, low demand and the possibility of a production  cut in the near future being judged unlikely. During June, additional losses  were  incurred in this market complex from  short  copper futures  positions  as  prices moved higher  due  to  a  drop  in

warehouse   stocks.    In  the  currency   markets,   losses   of

approximately  0.2%  were experienced primarily  from  previously established short positions in the Singapore dollar as its  value increased versus the U.S. dollar during mid-June due to the short-

lived strength in the Japanese yen.  In the agricultural markets,

losses  of  approximately 0.2% were recorded primarily from  long corn  futures  positions as prices regressed in  early  April  in reaction  to  reports by the USDA that the expected corn  surplus will  be  one  of the biggest in years and from declining  demand from  Asian  markets.  Later in April corn  prices  fell  due  to aggressive  selling by commodity investment funds amid  technical factors and on reports of favorable planting conditions. Total expenses for the three months ended June 30,

1999  were  $956,858, resulting in net income of  $557,217.   The

value of a Unit increased from $15.98 at March 31, 1999 to $16.17 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,144,153 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 2.9% were  recorded  in  the stock  index component primarily from long S&P 500 Index  futures positions  during  January and March as  domestic  equity  prices increased  in reaction to Wall Street reaching a major  milestone during March, as the Dow Jones Industrial Average hit 10,000  for

the  first  time.   During early April, additional  profits  were

recorded as the S&P 500 Index reached record highs in response to an  interest  rate  cut  by the European Central  Bank  aimed  at

boosting   their  region's  economy,  strong  sales  at  domestic

retailers  and  optimism about earnings from  financial  services

companies.   During late June, domestic stocks  received  another

boost  as  investors sensed that Wall Street's fears the  Federal

Reserve  would  launch a big rise in interest  rates  were  over-

blown.  In  the energy markets, gains of approximately 0.6%  were recorded primarily during March from long positions in crude  and gas  oil futures as prices moved significantly higher due largely to the news that both OPEC and non-OPEC countries had reached an agreement to cut total output by approximately two million barrels  a  day  beginning April 1st.  In the  currency  markets,

gains  of  approximately 0.5% were recorded primarily from  short positions  in  the Swiss franc and the European common  currency,

the euro, throughout a majority of the first half of the year  as the  value  of these currencies weakened versus the  U.S.  dollar

despite   NATO's   suspension  of  bombing  and  the   subsequent

withdrawal  of  Serbian forces from Kosovo.   The  dollar  gained

ground  against  the euro and franc as investors  bought  dollars after  tame  U.S.  inflation data eased fears  that  the  Federal

Reserve was about to embark on a series of rate hikes to head off spiraling inflation.  These gains were partially offset by losses of approximately 1.0% experienced in the metals markets primarily from short copper futures positions as prices moved significantly higher  in  late  March  in response to a  decline  in  warehouse

stocks.   Additional  losses were recorded primarily  during  May

from  long  positions in nickel and copper futures as base  metal prices fell amid a technical sell-off and during June from  short positions in copper futures as prices increased due to a drop  in

warehouse  stocks.   In  the fixed income  component,  losses  of

approximately 0.4% were recorded during February, April  and  May from  long U.S. interest rate futures positions as prices dropped in reaction to Federal Reserve Chairman Alan Greenspan's warnings in Congressional testimony in late February that a strong economy

could   reignite  inflation.   Fears  that  the  Federal  Reserve

eventually could boost target interest rates pushed down domestic bond prices during the first and second quarters and forced yields  higher.  Reactions to a higher-than-expected rise in  the

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $55 million and $54 million, respectively.


     Primary Market           June 30, 2000      June 30, 1999
     Risk Category            Value at Risk      Value at Risk

     Equity                       (1.06)%          (1.03)%

     Interest Rate                (0.84)           (0.59)

     Currency                     (0.46)           (0.53)

     Commodity                    (0.39)           (0.26)

     Aggregate Value at Risk      (1.42)%          (1.38)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category      High        Low        Average

Equity                           (1.28)%     (1.02)%    (1.10)%

Interest Rate                    (0.84)      (0.59)     (0.73)

Currency                         (0.53)      (0.46)     (0.50)

Commodity                        (0.39)      (0.26)     (0.31)

Aggregate Value at Risk          (1.67)%     (1.38)%    (1.46)%


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



The  VaR tables above present the results of the Partnership's  VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2000 and for the end of the four quarterly  reporting  periods from July 1, 1999  through  June  30,

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



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk

they   may  represent  are  immaterial.   At  June  30,  2000   the

Partnership's  cash  balance at DWR was approximately  93%  of  its total Net Asset Value.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

Equity.   The primary market exposure in the Partnership at  June

30,  2000  was  in  the global stock index sector.   The  primary

equity  exposure  is to equity price risk in the  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy and Canada.  The stock index futures traded by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures  were  in  the Nikkei (Japan), S&P  500  (U.S.),  FT-SE

(Britain)  and  DAX (German) stock indices.  The  Partnership  is primarily  exposed to the risk of adverse price trends or  static

markets  in  the  U.S.,  European and Japanese  indices.   Static

markets  would not cause major market changes but would  make  it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses.



Interest  Rate. The second largest market exposure  at  June  30,

2000 was in the global interest rate complex.  Exposure primarily was  spread  across the U.S., European, Japanese  and  Australian interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

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

Spain.   Demeter  anticipates that G-7,  Australian  and  Spanish

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are changes  in long-term, as opposed to short-term, rates.  Most  of the speculative futures positions held by the Partnership are  in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  should  the medium- to long-term  rates  to  remain steady.



Currency.  The Partnership's currency exposure at June  30,  2000 was  to exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Soft  Commodities  and Agriculturals .  On  June  30,  2000,  the

Partnership had exposure in the live cattle, corn and soybean oil

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.

Metals.   The  Partnership's metals market exposure at  June  30,

2000  was  to  fluctuations in the price of base metals.   During

periods  of  volatility,  base  metals  will  affect  performance

dramatically.   Demeter anticipates that  the  base  metals  will

remain the primary metals market exposure of the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros and Japanese yen.  The Partnership controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



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



Through  June  30,  2000, 4,941,762.166 Units  were  sold,  leaving

6,058,237.834  Units  unsold as of June 30,  2000.   The  aggregate

price of the Units sold through June 30, 2000 was $66,479,290.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.

Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of May 31, 1998, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 9, 2000.

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

10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 9, 2000.

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




                        Morgan Stanley Dean Witter Spectrum
                         Global Balanced L.P.
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2000         By:/s/Raymond E. Koch     __________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.