Form 10-Q
period 2000-09-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 2000-11-13
CIK 925266

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..14-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................36

Item 2. Changes in Securities and Use of Proceeds......36-37

Item 5. Other Information.................................38

Item 6. Exhibits and Reports on Form 8-K...............38-39


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,     December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              53,837,727      56,904,921
  Net  unrealized  gain (loss) on open contracts(527,878)       8
10,114
 Net option premiums                  (71,950)      ____-___

      Total Trading Equity          53,237,899   57,715,035

Subscriptions receivable               474,643      847,954
Interest receivable (DWR)             278,729        244,599

      Total Assets                  53,991,271   58,807,588

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 843,497        667,741
 Accrued brokerage fees (DWR)         212,435         216,895
 Accrued management fees              57,727         58,940

      Total Liabilities             1,113,659       943,576


Partners' Capital

 Limited Partners (3,458,097.645 and
    3,549,239.387 Units, respectively)52,264,238 57,209,838
 General Partner (40,584.304 Units)      613,374       654,174

 Total Partners' Capital           52,877,612    57,864,012

 Total Liabilities and Partners' Capital   53,991,271  58,807,588


NET ASSET VALUE PER UNIT              15.11              16.12



          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,


2000                                   1999
                                        $              $
REVENUES
 Trading loss:
       Realized                           (627,097)     (795,642)
 Net change in unrealized       (1,158,893)    (339,120)
      Total Trading Results      (1,785,990) (1,134,762)
 Interest Income (DWR)               840,735     637,615
      Total Revenues               (945,255)   (497,147)

EXPENSES

   Brokerage   fees   (DWR)                  630,717      626,181
Management fees                      171,391      170,160

      Total Expenses                 802,108      796,341

NET LOSS                         (1,747,363)     (1,293,488)

NET LOSS ALLOCATION

 Limited Partners                (1,727,249) (1,279,707)
    General Partner                 (20,114)   (13,781)
NET LOSS PER UNIT

                           Limited                       Partners
(0.50)                                                     (0.38)
General                                                   Partner
(0.50)                                    (0.38)





          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                            For the Nine Months Ended September 30,


2000                                   1999

$                                                      $
REVENUES
 Trading profit (loss):
        Realized                        (2,131,343)     1,814,125
Net change in unrealized         (1,337,992)    (1,850,072)
      Total Trading Results      (3,469,335)   (35,947)
 Interest Income (DWR)             2,435,497    1,682,953
      Total Revenues             (1,033,838)     1,647,006

EXPENSES

 Brokerage fees (DWR)              1,947,603  1,746,137
    Management   fees                       529,244       474,498
Incentive fees                    ____-___        215,651
       Total Expenses           2,476,847       2,436,286

NET LOSS                         (3,510,685)       (789,280)

NET LOSS ALLOCATION

    Limited   Partners                  (3,469,885)     (780,570)
General Partner                     (40,800) (8,710)

NET LOSS PER UNIT

                         Limited                         Partners
(1.01)                                       (0.21)
                            General                       Partner
(1.01)                                      (0.21)





          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)





Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total



Partners' Capital,
  December 31, 1998  2,869,073.505          $45,399,750  $514,122
$45,913,872

Offering of Units   841,624.874  13,410,326         90,000       13,500,326

Net                                                          Loss
-                                          (780,570)             (8,710)
(789,280)

Redemptions              (184,941.727)                (2,961,093)
-                                  (2,961,093)

Partners' Capital,
 September 30, 1999  3,525,756.652           $55,068,413          $595,412
$55,663,825





Partners' Capital,
 December 31, 1999  3,589,823.691          $57,209,838           $654,174
$57,864,012

Offering     of    Units        486,995.728             7,706,104
-                                          7,706,104

Net                                                          Loss
-                                          (3,469,885)           (40,800)
(3,510,685)
Redemptions              (578,137.470)                (9,181,819)
-                                  (9,181,819)

Partners' Capital,
 September 30, 2000  3,498,681.949           $52,264,238          $613,374
$52,877,612










           The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (3,510,685)
(789,280)
 Noncash item included in net loss:
      Net  change  in  unrealized         1,337,992             1
,850,072
(Increase) decrease in operating assets:
           Net      option      premiums                   71,950
-
    Interest receivable (DWR)        (34,130)            (51,833)

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (DWR)      (4,460)             41,345
Accrued  management fees               (1,213)             11,235
Incentive fees payable             ____-___      (69,730)

Net cash provided by (used for) operating activities  (2,140,546)
991,809

CASH FLOWS FROM FINANCING ACTIVITIES

   Offering  of  Units                   7,706,104              1
3,500,326                                                       (
Increase)   decrease   in  subscriptions  receivable      373,311
(61,503)
Increase in redemptions payable       175,756            261,260
      Redemptions      of      Units                  (9,181,819)
(2,961,093)
Net   cash   provided   by   (used  for)   financing   activities
(926,648)                                      10,738,990
Net  increase  (decrease)  in  cash    (3,067,194)              1
1,730,799
Balance     at     beginning     of     period         56,904,921
43,020,361

Balance     at     end     of     period               53,837,727
54,751,160






          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)


The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (the

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at

fair  value.   SFAS No. 133 was further amended by SFAS No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.




The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on  the  statements of financial condition and totaled $(527,878)

and  $810,114  at  September  30, 2000  and  December  31,  1999,

respectively.

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



Of  the  $527,878  net  unrealized  loss  on  open  contracts  at

September  30, 2000, $503,616 related to exchange-traded  futures and  futures-styled options contracts and $24,262 related to off-

exchange-traded forward currency contracts.



Of  the  $810,114  net  unrealized  gain  on  open  contracts  at

September  31, 1999, $669,640 related to exchange-traded  futures and futures-styled options contracts and $140,474 related to off-

exchange-traded forward currency contracts.


Exchange-traded futures and futures-styled options contracts held by  the  Partnership at September 30, 2000 and December 31,  1999

mature  through December 2000 and June 2000, respectively.   Off-

exchange-traded   forward  currency   contracts   held   by   the

Partnership  at September 30, 2000 and December 31,  1999  mature through December 2000 and March 2000, respectively.



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

    MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including  an amount equal to the net unrealized gain  (loss)  on all  open  futures  and futures-styled options  contracts,  which funds,  in the aggregate, totaled $53,334,111 and $57,574,561  at

September  30,  2000  and December 31, 1999,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net unrealized  gain (loss) on open forward contracts be  segregated.

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



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the quarters and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



Results of Operations

For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of $945,255

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 2.2% were  recorded  in  the global stock index futures markets primarily during late July and

September from long positions in Nikkei Index futures as Japanese stock prices declined as major technology issues were hit hard by losses  in  the  U.S. NASDAQ Index.  In the global interest  rate futures markets, losses of approximately 1.0% were experienced primarily during September from long positions in Australian

interest   rate  futures  as  prices  declined  during  mid-month

following  a pattern set by U.S. Treasuries and as the Australian currency again dipped to new historic lows.  In soft commodities,

losses  of  approximately 0.3% were experienced primarily  during

July  from short cotton futures positions as prices moved  higher amid  fears  that the dryness and heat in Texas would  slash  the size  of  the U.S. crop.  These losses were partially  offset  by gains  of  approximately  0.1% recorded  in  the  metals  markets primarily  during July and mid September from long  positions  in copper  futures  as prices rose higher due to  a  rise  in  COMEX

copper  stocks.   In the energy markets, gains  of  approximately

0.1%  were produced during August from long futures positions  in gas  and  heating oil as prices climbed higher  due  to  a  sharp decline  in  U.S. inventories and concerns that  OPEC  would  not increase production in the near future.  In the currency markets,

profits  of approximately 0.1% were recorded from short positions in  the  New  Zealand dollar as its value fell to  historic  lows relative  to  the  U.S.  dollar after  worse-than-expected  trade figures were released.  Total expenses for the three months ended

September  30,  2000 were $802,108, resulting in a  net  loss  of

$1,747,363.   The value of a Unit decreased from $15.61  at  June

30, 2000 to $15.11 at September 30, 2000.

For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,033,838  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.9% were recorded in  the  global stock index futures component during April,  May,

late  July  and  September from long positions  in  Nikkei  Index futures as Japanese equity prices declined due primarily  to  the

weakness   in   most  global  technology  issues   and   economic

uncertainty in Japan.  Additional losses were recorded  primarily during  the  second quarter and September from long positions  in

FTSE  Index  futures  as  most stock  indices  sagged  after  the

European  Central Bank's aggressive interest rate hike  in  early

June and during September on concerns about costly crude oil  and

a  weak  euro.   In the currency markets, losses of approximately

1.0%  were recorded primarily during May and June from short euro positions  relative  to the Australian and U.S.  dollars  as  the

value   of  the  euro  reversed  higher  amid  suggestions   that

intervention  to support the euro was a possibility  and  due  to interest rate hikes in Europe.  In the livestock markets,  losses of approximately 1.0% were recorded primarily during January from long  positions  in live cattle futures as prices declined  after the  USDA  raised  its forecast for U.S. red meat  production  in

2000.   In  the global interest rate futures markets,  losses  of

approximately  0.9% were experienced primarily  during  September from long positions in Australian interest rate futures as prices declined during mid-month following a pattern set by U.S.

Treasuries  and as the Australian currency again  dipped  to  new historic lows.  In soft commodities, losses of approximately 0.5%

were  experienced primarily during July from short cotton futures positions as prices moved higher amid fears that the dryness  and

heat  in  Texas  would slash the size of the  U.S.  crop.   These

losses  were  partially  offset by gains  of  approximately  2.0%

recorded  in  the energy markets primarily during May  from  long positions in natural gas futures as prices continued their upward trend,  as data released by the American Gas Association  further

confirmed  fears  that inventory levels remain  low.   Additional

gains  were recorded during February from long positions in crude oil  futures  as  prices increased due to a combination  of  cold weather, declining inventories and increasing demand.  Gains were also  recorded  during June and August as oil  prices  surged  in reaction to the dismissal by OPEC of a price setting mechanism, a promise  of  only a modest production increase and a  decline  in

U.S.  inventories.  Total  expenses for  the  nine  months  ended

September  30, 2000 were $2,476,847, resulting in a net  loss  of

$3,510,685.   The  value  of  a Unit  decreased  from  $16.12  at

December 31, 1999 to $15.11 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded total trading losses net of interest income of $497,147
and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 2.1% were  recorded  in  the global  interest rate futures component of the balanced portfolio primarily  during  July and August from long U.S.  interest  rate futures  positions  as  domestic bond prices  moved  lower  after

Federal  Reserve Chairman Alan Greenspan commented  that  central bankers  must consider stock prices when setting monetary  policy and  as  economic reports added to concern that the U.S.  Federal

Reserve  will  raise interest rates soon.  In  the  global  stock index  component,  losses of approximately 1.8% were  experienced primarily  during  July  from  long German  stock  index  futures positions  as German equity prices declined as investors  reacted to  the  strengthening  euro  by selling  automaker  and  export-

dependent  stocks.  Prices in this market were also pushed  lower later in the month by the weakness on Wall Street and lower-than-

expected  second  quarter earnings reported by Daimler  Chrysler.

During  September, additional losses were incurred in this market as German equity prices dropped following a decline in U.S. stock

prices.   In  agriculturals, small losses of  approximately  0.8%

were  recorded  primarily from short wheat futures  positions  as grain  prices  increased  significantly amid  drier-than-expected weather  in the U.S. midwest, forecasts for very little rain  and

concerns   about  shriveling  production.   These   losses   were

partially offset by gains of approximately 1.7% recorded  in  the energy  markets  primarily from long crude and  gas  oil  futures positions as oil prices climbed to a 33-month high after OPEC ministers confirmed that they will uphold their global cutbacks until  April  of next year.  Profits of approximately  0.6%  were also  recorded in the metals markets primarily from  long  nickel futures positions as prices moved higher aided by perceptions  of improving  Asian  demand  and a drop  in  London  Metal  Exchange

warehouse   stocks.    In   the  currency   markets,   gains   of

approximately 0.5% were recorded primarily from short  cross-rate positions in the euro versus the Japanese yen as the value of the yen  strengthened due to optimism regarding the Japanese  economy and  Japanese  investors  selling euros looking  to  hedge  their

investments.   Additional gains were recorded from long  Japanese

yen  positions  versus the U.S. dollar as the value  of  the  yen strengthened against the dollar due to inflationary pressures  in the United States and optimistic prospects for economic growth in

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

$1,647,006  and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

2.6%  were  experienced in the fixed income  component  primarily during  February,  April  and May from long  U.S.  interest  rate futures positions as prices dropped in reaction to Federal

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

Greenspan  commented  that central bankers  must  consider  stock prices when setting monetary policy and as economic reports added to  concern  that  the U.S. Federal Reserve will  raise  interest rates.  In the agricultural markets, losses of approximately 0.7%

were  recorded  primarily  from long corn  futures  positions  as prices  regressed in early April in reaction to  reports  by  the

USDA that the expected corn surplus will be one of the biggest in

years  and  from declining demand from Asian markets.   Later  in

April,  corn prices fell due to technical factors and on  reports of  favorable  planting conditions. During early  August,  losses were  experienced  from short corn futures  positions  as  prices increased significantly amid drier-than-expected weather  in  the

U.S.  midwest, forecasts for very little rain and concerns  about shriveling  production.  These losses were  partially  offset  by gains  of  approximately  2.3% recorded  in  the  energy  markets primarily  from long positions in crude and gas oil  futures,  as prices climbed higher during March following an agreement reached by both OPEC and non-OPEC countries to cut total output beginning

April 1st.. Oil prices continued to move higher throughout the third quarter due to declining supplies, increasing demand and adherence  to  output cuts.  In the currency  markets,  gains  of approximately  1.0%  were recorded primarily during  August  from short  euro, Swiss franc, and Australian dollar positions  versus the  Japanese  yen  as the value of the yen strengthened  due  to optimism  regarding  the Japanese economy and Japanese  investors selling euros looking to hedge their investments.  In the  global stock  index futures component, gains of approximately 0.8%  were recorded  primarily  during January and March  from  long  Nikkei

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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of September 30, 2000 and

1999.  At September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $53 million  and  $56  million,

respectively.

     Primary Market       September 30, 2000   September 30, 1999
     Risk Category            Value at Risk      Value at Risk

     Interest Rate                 (0.63)%          (0.45)%
     Equity                        (0.55)            (0.51)
     Currency                      (0.38)            (0.42)
     Commodity                     (0.32)            (0.40)

     Aggregate Value at Risk       (1.02)%           (0.90)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category      High        Low        Average

Interest Rate                    (0.84)%     (0.20)%    (0.60)%

Equity                           (1.28)      (0.38)     (0.82)

Currency                         (0.53)      (0.22)     (0.40)

Commodity                        (0.39)      (0.22)     (0.30)

Aggregate Value at Risk          (1.67)%     (0.58)%    (1.17)%


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

Partnership to incur losses greatly in excess of VaR within a short period  of  time,  given the effects of the leverage  employed  and

market  volatility.   The VaR tables above, as  well  as  the  past

performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light  of the
methodology's limitations, which include the following:

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



The  VaR tables above present the results of the Partnership's  VaR for  each  of  the Partnership's market risk exposures  and  on  an aggregate basis at September 30, 2000 and for the end of  the  four quarterly  reporting periods from October 1, 1999 through September

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

Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  These balances and any market risk they  may  represent  are immaterial.  At September  30,  2000  the

Partnership's  cash  balance at DWR was approximately  94%  of  its total Net Asset Value.  A decline in short-term interest rates will result  in  a decline in the Partnership's cash management  income.

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



The  following  were  the primary trading  risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.  It may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.



Interest  Rate.  The primary market exposure in the Partnership  at

September  30,  2000  was  in  the  global  interest  rate  sector.

Exposure was primarily spread across the U.S., European, German and

British  interest  rate sectors.  Interest rate movements  directly affect  the price of the sovereign bond futures positions  held  by the  Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country  as well  as  relative  interest rate movements between  countries  may

materially    impact    the   Partnership's   profitability.    The

Partnership's  primary  interest  rate  exposure  is  generally  to interest rate fluctuations
interest  rate fluctuations in the United States and the other  G-7

countries.   The  G-7 countries consist of France,  U.S.,  Britain,

Germany,  Japan,  Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations -

e.g.  Australia.   Demeter  anticipates  that  G-7  and  Australian

interest  rates will remain the primary interest rate  exposure  of

the  Partnership  for  the  foreseeable  future.   The  changes  in

interest  rates  that  have  the most  significant  effect  on  the

Partnership  are  changes in long-term, as opposed  to  short-term,

rates.   Most  of  the speculative futures positions  held  by  the

Partnership are in medium- to long-term instruments.  Consequently,

even a material change in short-term rates would have little effect on  the  Partnership, were the medium- to long-term rates to remain steady.



Equity.  The second largest market exposure at September 30, 2000

was  in  the  global  stock index complex.   The  primary  equity

exposure is to equity price risk in the G-7 countries.  The stock index  futures  traded by the Partnership are by law  limited  to futures on broadly based indices.  As of September 30, 2000,  the

Partnership's primary exposures were in the S&P 500 (U.S.),  FTSE

(Britain),  Nikkei (Japan), and DAX (German) stock indices.   The

Partnership  is  primarily exposed to the risk of  adverse  price trends  or  static  markets in the U.S.,  European  and  Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being

"whipsawed" into numerous small losses.



Currency.  The  Partnership's currency exposure at September  30,

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

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Commodity

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The  Partnership's metals market exposure at  September

30, 2000 was to fluctuations in the price of base metals.  During

periods   of  volatility,  base  metals  may  affect  performance

dramatically.   Demeter anticipates that  the  base  metals  will

remain the primary metals market exposure of the Partnership.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure in the soybean  oil,  cotton  and  the

livestock  markets.   Supply  and  demand  inequalities,   severe

weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign Currency Balances.  The Partnership's primary foreign currency balances are in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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



Through  September 30, 2000, 5,067,160.229 Units were sold, leaving

5,932,839.771 Units.  The aggregate price of the Units sold through

September 30, 2000 was $68,406,526.



Since DWR has paid all offering expenses and no other expenses  are chargeable  against proceeds, 100% of the proceeds of the  offering have been applied to the working capital of the Partnership for use in  accordance with the "Investment Programs, Use of  Proceeds  and

Trading  Policies" section of the Prospectus included  as  part  of each Registration Statement.

Item 5.   OTHER INFORMATION

In  the month of October 2000, the clearing commodity brokers for the  Partnership were changed from Carr Futures  Inc.  to  Morgan

Stanley  &  Co.,  Inc.  and Morgan Stanley  &  Co.  International

Limited.


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




                        Morgan Stanley Dean Witter Spectrum
                         Global Balanced L.P.
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2000       By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.