Form 10-Q
period 2001-03-31
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 2001-05-11
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2001 and 2000 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 2.	Changes in Securities and Use of Proceeds.......... 31-32

Item 6.	Exhibits and Reports on Form 8-K....................33-34









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION

                                                                             March 31,	     December 31,
                                                                                2001        	    2000
                                                                                    $	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	54,265,096 	52,414,304

	Net unrealized gain on open contracts (MS & Co.)	1,248,563 	    3,384,377
	Net unrealized gain (loss) on open contracts (MSIL)	      81,105	      (66,733)

	     Total net unrealized gain on open contracts	   1,329,668	     3,317,644

  	Net option premiums	      742,850	        192,500

	     Total Trading Equity	56,337,614	55,924,448

Subscriptions receivable	1,017,805	      530,634
Interest receivable (Morgan Stanley DW)	      245,799 	       285,054

	     Total Assets	   57,601,218	   56,740,136

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	553,400  	     602,490
	Accrued brokerage fees (Morgan Stanley DW)	209,796 	        202,789
	Accrued management fees	        57,011 	       55,107

	     Total Liabilities	      820,207 	     860,386

Partners' Capital

	Limited Partners (3,452,403.050 and
	   3,396,880.702 Units, respectively)	56,121,284	55,220,008
	General Partner (40,584.304 Units)	       659,727 	      659,742

	Total Partners' Capital	   56,781,011	  55,879,750

	Total Liabilities and Partners' Capital	  57,601,218 	  56,740,136

NET ASSET VALUE PER UNIT	          16.26   	           16.26

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

                                                                                                            2001   	   2000
	$	   $
REVENUES
	Trading profit (loss):
		Realized	2,025,922		   (133,121)
   	Net change in unrealized	 (1,987,976)	              	  2,006,181

			Total Trading Results	37,946		1,873,060

	Interest Income (Morgan Stanley DW)	      777,074		    775,426

			Total  	      815,020		 2,648,486


EXPENSES

	Brokerage fees (Morgan Stanley DW)	640,616		665,107
 	Management fees	     174,082		     180,737

			Total	     814,698		     845,844


NET INCOME 	             322		  1,802,642


NET INCOME ALLOCATION

	Limited Partners	337		1,782,338
   	General Partner   	(15)		20,304

NET INCOME PER UNIT

   	Limited Partners                                                                                   0.00		0.50
	General Partner                                                                                    0.00		0.50







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)




                                                                         Units of
                                                                      Partnership	Limited	General
                                                                         Interest   	Partners	Partner	Total



Partners' Capital,
	December 31, 1999	  3,589,823.691 		$57,209,838  	$654,174 		$57,864,012

Offering of Units	191,780.967  	3,106,698 	                    -  	  	3,106,698

Net Income                                                               -			1,782,338 		20,304		1,802,642

Redemptions	  (249,257.243)		  (4,068,643)	                    -     		  (4,068,643)

Partners' Capital,
	March 31, 2000	  3,532,347.415 		  $58,030,231		 $674,478		 $58,704,709





Partners' Capital,
	December 31, 2000	  3,437,465.006 		$55,220,008  	$659,742 		$55,879,750

Offering of Units	172,215.508  	2,780,016 	                    -  	  	2,780,016

Net Income                                                              -	  	337 	                  (15)  	  	322

Redemptions	  (116,693.160)		  (1,879,077)	                    -     		  (1,879,077)

Partners' Capital,
	March 31, 2001	  3,492,987.354 		  $56,121,284		 $659,727		 $56,781,011










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	322		1,802,642
	Noncash item included in net income:
		Net change in unrealized	1,987,976		(2,006,181)

(Increase) decrease in operating assets:
 		Net option premiums	(550,350)	                           -
		Interest receivable (Morgan Stanley DW)	39,255		(29,631)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	7,007		5,342
	  	Accrued management fees	       1,904		       1,451

Net cash provided by (used for) operating activities	 1,486,114		   (226,377)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	2,780,016		3,106,698
	Increase in subscriptions receivable	(487,171)		     (21,816)
	Increase (decrease) in redemptions payable	(49,090)		1,269,492
	Redemptions of Units 	    (1,879,077)		  (4,068,643)

Net cash provided by financing activities	         364,678		       285,731

Net increase in cash	1,850,792		  59,354

Balance at beginning of period	    52,414,304		   56,904,921

Balance at end of period	  54,265,096		  56,964,275








	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Global Balanced L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.
RXR, Inc. (the "Trading Advisor") is the Trading Advisor to the
Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills. The Partnership pays brokerage fees to Morgan
Stanley DW.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.


The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $1,329,668 and $3,317,644 at March 31, 2001 and December 31, 2000, respectively.

Of the $1,329,668 net unrealized gain on open contracts at March
31, 2001, $1,123,212 related to exchange-traded futures and futures-styled options contracts and $206,456 related to off-exchange-traded forward currency contracts.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of the $3,317,644 net unrealized gain on open contracts at December 31, 2000, $3,374,178 related to exchange-traded futures and futures-styled options contracts and $(56,534) related to off-exchange-traded forward currency contracts.

Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $55,388,308 and $55,788,482 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues including interest income of $815,020 and posted no change in net asset value per Unit. The most significant losses of approximately 3.6% were recorded primarily during February and March in the global stock index futures markets from long positions in U.S., German and British stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. In the energy markets, losses of approximately 0.5% were experienced primarily during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and moderate weather. In the agricultural markets, losses of approximately 0.3% were recorded primarily during February from short positions in soybean oil futures as prices increased on technically-based factors. These losses were offset by gains of approximately 2.6% recorded primarily during January in the global interest rate futures markets from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3 and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In soft commodities, gains of approximately 1.0% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 1.0% were recorded primarily during March from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional profits were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Total expenses for the three months ended March 31, 2001 were $814,698, resulting in net income of $322. The net asset value of a Unit was $16.26 at both December 31, 2000 and March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded trading revenues, including interest income, of $2,648,486 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.8% were recorded in the global stock index futures markets from long positions in Nikkei Index futures as Japanese equity prices increased during February due to weakness in the Japanese yen versus other major currencies, particularly the U.S. dollar. Later in March, a surge in Japanese technology issues, linked to rising industrial production in that nation, and the belief that institutions would add these issues to their portfolios prior to fiscal year-end, boosted the Nikkei to a 40-month high. In the global interest rate futures markets, gains of approximately 1.3% were recorded primarily during March from long positions in U.S. interest rate futures as domestic bond prices increased. This upward price move was attributed to a "flight-to-quality" following sharp gyrations in the U.S. stock market, the U.S. Treasury's decision to buy back outstanding debt, and concerns that longer-term debt is becoming scarce. In the currency markets, profits of approximately 0.4% were recorded primarily during March from long Japanese yen positions versus the Australian dollar and from cross-rate positions, specifically in the euro relative to the British pound, as the value of the European common currency weakened during January versus the pound, hurt by skepticism about Europe's economic outlook and lack of public support for the economy from European officials. In the metals markets, gains of approximately 0.4% were recorded primarily in early February from long nickel futures positions as nickel prices climbed to their highest level in five years. In the energy markets, gains of approximately 0.2% were recorded primarily during February from long positions in crude oil futures and its refined products as oil prices powered to nine-year highs on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. These gains were partially offset by losses of approximately 0.4% recorded primarily during February in the livestock markets from short lean hog futures positions as prices climbed higher amid expectations of higher wholesale pork prices due to light slaughter rates. During January, additional losses were incurred from long positions in live cattle futures as prices declined after the USDA raised its forecast for U.S. red meat production in 2000. In the agricultural markets, losses of approximately 0.4% were experienced from long corn futures positions as prices declined later in March amid heavy rainfall in the U.S. Midwest, as well as outlooks for more rain. Early in

February, losses were incurred from long positions in soybean oil as soybean prices moved lower following heavy rains in the growing region of South America, particularly Brazil. Total expenses for the three months ended March 31, 2000 were $845,844, resulting in net income of $1,802,642. The net asset value of a Unit increased from $16.12 at December 31, 1999 to $16.62 at March 31, 2000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        	RISK

Introduction

The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in its daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $57 million and $59 million, respectively.

Primary Market	  	     March 31, 2001	    March 31, 2000
Risk Category	  	     Value at Risk	    Value at Risk

	Interest Rate				 (1.05)       	   (0.73)

Equity					 (0.72)% 		   (1.28)%

	Currency					 (0.51)  		   (0.53)

	Commodity				    	 (0.32) 		   (0.29)

	Aggregate Value at Risk	    	 (1.44)%		   (1.67)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Primary Market Risk Category      High        Low        Average
Interest Rate	(1.16)	(0.63)	(0.92)

Equity	(1.06)%	(0.53)%	(0.72)%

Currency	(0.67)	(0.38)	(0.50)

Commodity	(0.39)	(0.28)	(0.33)

Aggregate Value at Risk	(1.62)%	(1.02)%	(1.38)%



Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2001 was in the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates that have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Equity. The second largest market exposure at March 31, 2001 was to the global stock index complex. The primary equity exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.), Nikkei (Japan), and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure at March 31, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2001, the Partnership had exposure in the corn, sugar, and soybean oil markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals market exposure at March 31, 2001 was to fluctuations in the price of base metals. During periods of volatility, base metals may affect performance dramatically. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in Japanese yen and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are being sold at monthly closings as of the last day of each month at a price equal to 100% of the net asset value of a Unit as of the date of such monthly closing.

Through March 31, 2001, 5,320,468.761 Units were sold, leaving
5,679,531.239 Units unsold. The aggregate price of the Units sold through March 31, 2001 was $72,463,982.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

EXHIBIT INDEX

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)   Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of March 23, 2001, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated March 23, 2001, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No.
33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-3222)
filed with the Securities and Exchange Commission on April
12, 1999.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter Management Corporation, and RXR,
Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-26340) for fiscal year ended December 31, 1998.

10.11 	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

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
by purchasers of units is included as Exhibit C to the Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

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

10.17 	Form of Customer Agreement among the Partnership, Morgan
Stanley & Co. International Limited, and Morgan Stanley &
Co. Incorporated is incorporated by reference to Exhibit
10.17 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90475) filed with the SEC on March 14,
2001.

10.18 	Foreign Exchange and Options Master Agreement, dated as of
April 30, 2000, between the Partnership and Morgan Stanley
& Co. Incorporated is incorporated by reference to Exhibit
10.18 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90475) filed with the SEC on March 14,
2001.

(B)	Reports on Form 8-K.  None.

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




                        Morgan Stanley Dean Witter Spectrum
                         Global Balanced L.P.
                         (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 11, 2001            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.