Form 10-Q
period 2001-06-30
DEAN WITTER SPECTRUM GLOBAL BALANCED LP
filed 2001-08-13
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	June 30, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000.....................2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000
		(Unaudited)...........................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)..........7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations..13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ...................................21-33

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.................................34

Item 2.	Changes in Securities and Use of Proceeds......34-35

Item 6.	Exhibits and Reports on Form 8-K...............36-37







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                       2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	56,272,923 	52,414,304

	Net unrealized gain (loss) on open contracts (MS & Co.)               (482,014) 	  3,384,377
	Net unrealized gain (loss) on open contracts (MSIL)                  	      132,578 	                            (66,733)

	     Total net unrealized gain (loss) on open contracts                     (349,436)	   3,317,644

	Net option premiums                                                                          (84,677)	     192,500

	     Total Trading Equity	55,838,810	55,924,448

Subscriptions receivable	926,388	      530,634
Interest receivable (Morgan Stanley DW)	    183,886 	       285,054

	     Total Assets	  56,949,084	  56,740,136

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	654,824  	     602,490
	Accrued brokerage fees (Morgan Stanley DW)	220,568 	        202,789
	Accrued management fees	       59,938  	       55,107

	     Total Liabilities	     935,330 	     860,386


Partners' Capital

	Limited Partners (3,516,519.325 and
	     3,396,880.702 Units, respectively)	55,374,672	55,220,008
	General Partner (40,584.304 Units)	       639,082 	      659,742

	     Total Partners' Capital	   56,013,754 	  55,879,750

Total Liabilities and Partners' Capital	   56,949,084 	 56,740,136


NET ASSET VALUE PER UNIT	           15.75   	           16.26

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	124,682	                  (1,371,125)
    	Net change in unrealized                                                 (1,679,104)                  (2,185,280)

			Total Trading Results                                                    (1,554,422)                 (3,556,405)

	Interest income (Morgan Stanley DW)	     588,914		      819,336

Total                                                                           (965,508)	                 (2,737,069)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	656,147		651,779
  	Management fees	      178,303		      177,116

			Total	      834,450		        828,895


NET LOSS                           (1,799,958)		 (3,565,964)


NET LOSS ALLOCATION

	Limited Partners                       (1,779,313)		                 (3,524,974)
	General Partner                                (20,645)	                   (40,990)

NET LOSS PER UNIT

	Limited Partners                                   (0.51)	                          (1.01)
	General Partner                                     (0.51)	                          (1.01)






	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	2,150,604	                  (1,504,246)
    		Net change in unrealized                                                  (3,667,080)		                    (179,099)

			Total Trading Results                                                    (1,516,476)                 (1,683,345)

	Interest income (Morgan Stanley DW)	    1,365,988		    1,594,762

Total                                                                                  (150,488)                      (88,583)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,296,763	                   1,316,886
	Management fees	      352,385	                      357,853

		   Total	   1,649,148  	    1,674,739


NET LOSS                                                                                    (1,799,636)		 (1,763,322)


NET LOSS ALLOCATION

	Limited Partners                                                (1,778,976)	                	(1,742,636)
	General Partner                                                      (20,660)	           	(20,686)

NET LOSS PER UNIT

	Limited Partners                                                  (0.51)                           (0.51)
    	General Partner                                                  (0.51)                          (0.51)






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




                                                                 Units of
                                                                       Partnership	Limited	General
                                                                         Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	  3,589,823.691		57,209,838  	654,174 		57,864,012

Offering of Units	361,597.665		5,778,868	                    -			5,778,868

Net Loss                                                                      -			(1,742,636)		(20,686)		(1,763,322)

Redemptions	   (414,952.125)		   (6,678,173)	       	 _____-___   	      (6,678,173)

Partners' Capital,
	June 30, 2000	   3,536,469.231 		  54,567,897 		 633,488		 55,201,385




Partners' Capital,
	December 31, 2000	  3,437,465.006		55,220,008  	659,742 		55,879,750

Offering of Units	347,920.945		5,604,026	                    -			5,604,026

Net Loss                                                                      -			(1,778,976)		(20,660)		(1,799,636)

Redemptions	   (228,282.322)		   (3,670,386)	       	 _____-___   	      (3,670,386)

Partners' Capital,
	June 30, 2001	   3,557,103.629 		  55,374,672 		   639,082		 56,013,754











The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	                                                                                        (1,799,636)		(1,763,322)
Noncash item included in net loss:
		Net change in unrealized	3,667,080		179,099

(Increase) decrease in operating assets:
	 	Net option premiums	277,177		85,400
		Interest receivable (Morgan Stanley DW)	101,168		(25,270)


Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	17,779		(4,280)
	  	Accrued management fees	         4,831		      (1,164)

Net cash provided by (used for) operating activities	   2,268,399		   (1,529,537)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	5,604,026		5,778,868
	(Increase) decrease in subscriptions receivable                           (395,754)		286,048
	Increase (decrease) in redemptions payable	52,334		(1,820)
	Redemptions of Units                                                                 (3,670,386)		   (6,678,173)

Net cash provided by (used for) financing activities	   1,590,220		      (615,077)

Net increase (decrease) in cash	3,858,619		(2,144,614)

Balance at beginning of period	   52,414,304		  56,904,921

Balance at end of period	  56,272,923		  54,760,307







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Global Balanced L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. RXR, Inc. ("RXR"), the trading advisor for the Partnership (the "Trading Advisor"), was acquired by SSARIS Advisors, LLC effective June 1, 2001.

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

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gain (loss) on open contracts reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and longest contract maturities were as follows:
                    Net Unrealized Gain (Loss) on Open
                                Contracts                  Longest Maturity

   	              Exchange- Off-Exchange-             Exchange- Off-Exchange-
                     Traded      Traded       Total      Traded     Traded
Date                Contracts   Contracts   Contracts   Contracts  Contracts
                        $           $	     $

June 30, 2001       (312,670)    (36,766)    (349,436)   Dec. 2001   Sept. 2001

December 31, 2000  3,374,178     (56,534)   3,317,644    June 2001   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain (loss) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $55,960,253 and $55,788,482 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $965,508 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.0% were recorded during mid April and June in the global interest rate futures markets from long positions in European interest rate futures as prices moved lower due to weakness in the euro, gains in the equity markets and the European Central Bank's decision to leave interest rates on hold. In the currency markets, losses of approximately 0.6% were recorded throughout a majority of the quarter from cross-rate positions in the Australian dollar, Swiss franc and euro versus the Japanese yen. In the energy markets, losses of approximately 0.4% were recorded in early April from short futures positions in crude oil and its related products as oil prices reversed sharply higher on concerns over tight summer supplies. These losses were partially offset by gains of approximately 0.1% recorded during the first half of April in the global stock index futures markets from long positions in U.S. and German stock index futures as U.S. equity prices reversed higher on positive economic data, optimism about corporate earnings and the U.S. Federal Reserve's surprise interest rate cut in April. In soft commodities, gains of approximately 0.1% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the three months ended June 30, 2001 were $834,450, resulting in a net loss of $1,799,958. The net asset value of a Unit decreased from $16.26 at March 31, 2001 to $15.75 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $150,488 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.5% were recorded in the global stock index futures markets primarily during February,

March, May and June from long positions in U.S., German and British stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn and corporate earnings will suffer. In the energy markets, losses of approximately 0.8% were experienced throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.3% were recorded primarily during February and April from short positions in soybean oil futures as prices increased on technically-based factors. These losses were partially offset by gains of approximately 1.1% recorded in the soft commodities markets throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the global interest rate futures markets, gains of approximately 0.6% were recorded primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3 and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In the currency markets, gains of approximately 0.4% were recorded throughout a majority of the second quarter from long positions in the Mexican peso as its value strengthened relative to the U.S. dollar.
Total expenses for the six months ended June 30, 2001 were

$1,649,148, resulting in a net loss of $1,799,636. The net asset value of a Unit decreased from $16.26 at December 31, 2000 to $15.75 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,737,069 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.6% were recorded primarily during April and May in the global stock index component from long positions in Nikkei Index futures as Japanese equity prices declined sharply due primarily to the weakness in most global technology issues and political uncertainty in Japan. In the currency markets, losses of approximately 1.5% were recorded primarily during May and June from short euro positions relative to the Australian and U.S. dollars as the value of the euro reversed higher amid suggestions that intervention to support the euro was a possibility and interest rate hikes in Europe. The U.S. dollar, which had strengthened earlier in the second quarter, weakened versus the euro during early June due primarily to the perception that interest rates in the U.S. may have topped out in the near term. In the global interest rate component, losses of approximately 1.3% were recorded primarily during April and May from long positions in U.S. interest rate futures as prices declined in anticipation of the Federal Open Market Committee's decision to raise key interest rates. In the metals markets, losses of approximately 0.5% were experienced throughout the majority of the quarter from trading copper and nickel futures as prices moved inconsistently on technically based factors. These losses were partially offset by gains of approximately 1.7% recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. In the agricultural markets, gains of approximately 0.1% were produced primarily during June from short corn futures positions as grain prices declined.
Total expenses for the three months ended June 30, 2000 were $828,895, resulting in a net loss of $3,565,964. The net asset value of a Unit decreased from $16.62 at March 31, 2000 to $15.61 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $88,583 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.7% were recorded in the global stock index futures component primarily during April and May from long positions in Nikkei Index futures as Japanese equity prices declined due primarily to the weakness in most global technology issues and political uncertainty in Japan.

Additional losses were recorded from long positions in FTSE Index futures as British stock prices decreased. In the currency markets, losses of approximately 1.1% were recorded primarily during May and June from short euro positions relative to the Australian and U.S. dollars as the value of the euro reversed higher amid suggestions that intervention to support the euro was a possibility and interest rate hikes in Europe. In the livestock markets, losses of approximately 0.7% were recorded during January from long positions in live cattle futures as prices declined after the USDA raised its forecast for U.S. red meat production in 2000. In the agricultural markets, losses of approximately 0.3% were experienced from long corn futures positions as prices declined in late March amid rainfall in the U.S. Midwest. Early in February, losses were incurred from long positions in soybean oil as soybean prices moved lower following rains in the growing region of South America, particularly Brazil. These losses were partially offset by gains of approximately 1.9% recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Gains were also recorded during June as oil prices surged in reaction to the dismissal by OPEC of a price setting mechanism and a promise of a modest production increase. Total expenses for the six months ended June 30, 2000 were $1,674,739, resulting in a net loss of $1,763,322. The net asset value of a Unit decreased from $16.12 at December 31, 1999 to $15.61 at June 30, 2000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        	RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $56 million and $55 million, respectively.

Primary Market	  	     June 30, 2001	    June 30, 2000
Risk Category	  	     Value at Risk	    Value at Risk

Equity					(0.80)%		   (1.06)%

Interest Rate				(0.66)        	   (0.84)

	Currency					(0.60)		   (0.46)

	Commodity				 	(0.32)		   (0.39)

	Aggregate Value at Risk	    	(1.34)%		   (1.42)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.
Primary Market Risk Category      High        Low        Average
Equity	(0.80)%	(0.53)%	(0.65)%

Interest Rate	(1.16)	(0.63)	(0.88)

Currency	(0.67)	(0.38)	(0.54)

Commodity	(0.32)	(0.28)	(0.31)

Aggregate Value at Risk	(1.62)%	(1.02)%	(1.36)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the
Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments.
The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.
The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition,
VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;

?	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 94% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could results in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2001 was to the global stock index complex. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2001 was in the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Currency. The Partnership's currency exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past are expected to continue to be experienced in this market.

Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals	.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the corn, sugar, and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals market exposure at June 30, 2001 was to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in British pounds, Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form
10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through June 30, 2001, 5,496,174.198 Units were sold, leaving
5,503,825.802 Units unsold. The aggregate price of the Units sold through June 30, 2001 was $75,287,993.

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




                        Morgan Stanley Dean Witter Spectrum
                         Global Balanced L.P.
                         (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 14, 2001         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.