Form 10-Q
period 2001-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2001-11-14
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File No. 0-26340


	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782232
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	(Zip Code)


Registrant's telephone number, including area code (201) 876-4647

Morgan Stanley Dean Witter Spectrum Global Balanced L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
		2001 (Unaudited) and December 31, 2000................2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)...............3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...............4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)...........................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...............6

		Notes to Financial Statements (Unaudited)..........7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations..12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ...................................20-32

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.................................33

Item 2.	Changes in Securities and Use of Proceeds......33-34

Item 6.	Exhibits and Reports on Form 8-K...............35-36





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                           2001      	           2000
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash                                  	53,243,494                       52,414,304

	Net unrealized gain on open contracts (MS & Co.)	2,126,133	                         3,384,377
	Net unrealized gain (loss) on open contracts (MSIL)	     102,642	      (66,733)

	     Total net unrealized gain on open contracts	                             2,228,775                         3,317,644

	Net option premiums                                     435,000                      	  192,500

	     Total Trading Equity	55,907,269	55,924,448

Subscriptions receivable	575,250	      530,634
Interest receivable (Morgan Stanley DW)	     145,303 	       285,054

	     Total Assets	 56,627,822	  56,740,136

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	426,120 	     602,490
	Accrued brokerage fees (Morgan Stanley DW)	216,455 	        202,789
	Accrued management fees	       58,820 	       55,107

	     Total Liabilities	     701,395 	     860,386

Partners' Capital

	Limited Partners (3,535,433.810 and
	     3,396,880.702 Units, respectively)	55,291,717	55,220,008
	General Partner (40,584.304 Units)	      634,710 	      659,742

	     Total Partners' Capital	   55,926,427 	  55,879,750

Total Liabilities and Partners' Capital	   56,627,822 	 56,740,136

NET ASSET VALUE PER UNIT	            15.64  	           16.26

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(2,625,441)	                     (627,097)
	Net change in unrealized                                                  2,578,211		                  (1,158,893)

			Total Trading Results	 (47,230)	                  (1,785,990)

	Interest income (Morgan Stanley DW)                                         481,353 		      840,735

			Total                 434,123	                 (945,255)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                          645,035		                      630,717
  	Management fees                                                                          175,282		                      171,391

			Total                           820,317	                     802,108


NET LOSS	  (386,194)	                   (1,747,363)


NET LOSS ALLOCATION

	Limited Partners	(381,822)	                  (1,727,249)
   	General Partner                              (4,372)                       (20,114)

NET LOSS PER UNIT

  	Limited Partners                                      (0.11)                            (0.50)
	General Partner                                      (0.11)                            (0.50)





	The accompanying notes are an integral part of these financial statements.

<page

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading loss:
		Realized 	(474,837)	                  (2,131,343)
    		Net change in unrealized 	    (1,088,869)	                  (1,337,992)

			Total Trading Results	(1,563,706)	                  (3,469,335)

	Interest income (Morgan Stanley DW)                                     1,847,341		                   2,435,497

			Total                                                                                  283,635			  (1,033,838)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                      1,941,798	                    1,947,603
  	Management fees                                                                         527,667 		                  529,244

		   Total                                                                                2,469,465		  	    2,476,847


NET LOSS 	  (2,185,830)		                 (3,510,685)


NET LOSS ALLOCATION

	Limited Partners                               (2,160,798) 	 	(3,469,885)
	General Partner	                                               (25,032)                       (40,800)

NET LOSS PER UNIT

	Limited Partners                                                                               (0.62)			   (1.01)
	General Partner                                                                                (0.62)			   (1.01)




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




                                                                         Units of
                                                                       Partnership	Limited	General
                                                                         Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 1999	3,589,823.691		57,209,838		654,174		          57,864,012

Offering of Units	486,995.728		7,706,104	                   -			7,706,104

Net loss                                                                    -			(3,469,885)		(40,800)		(3,510,685)

Redemptions	  (578,137.470)		  (9,181,819)	                    -     		  (9,181,819)

Partners' Capital,
	September 30, 2000	  3,498,681.949 		  52,264,238 		 613,374		 52,877,612



Partners' Capital,
	December 31, 2000	  3,437,465.006		55,220,008 	 	659,742 		          55,879,750

Offering of Units	506,784.021		8,107,494	                   -			8,107,494

Net loss                                                                  -			(2,160,798)		(25,032)		(2,185,830)

Redemptions	  (368,230.913)		  (5,874,987)	                    -     		  (5,874,987)

Partners' Capital,
	September 30, 2001	  3,576,018.114 		  55,291,717 		    634,710		 55,926,427








The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	                      (2,185,830)	               (3,510,685)
Noncash item included in net loss:
		Net change in unrealized	1,088,869		1,337,992

(Increase) decrease in operating assets:
	 	Net option premiums	                                                             (242,500)		 71,950
		Interest receivable (Morgan Stanley DW)	139,751		                    (34,130)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	13,666		                      (4,460)
  	Accrued management fees	        3,713		                     (1,213)

Net cash used for operating activities	                                             (1,182,331)		               (2,140,546)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	8,107,494		7,706,104
	(Increase) decrease in subscriptions receivable	                             (44,616)	373,311
	Increase (decrease) in redemptions payable	                                (176,370)		175,756
	Redemptions of Units 	                                                                (5,874,987)                (9,181,819)

Net cash provided by (used for) financing activities	    2,011,521		                  (926,648)

Net increase (decrease) in cash	829,190		(3,067,194)

Balance at beginning of period	   52,414,304		  56,904,921

Balance at end of period	   53,243,494		  53,837,727






	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

MORGAN STANLEY DEAN WITTER SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
                       Net Unrealized Gains (Losses)
                             on Open Contract             Longest Maturities

     	             Exchange-  Off-Exchange-             Exchange- Off-Exchange-
                     Traded      Traded       Total      Traded      Traded
Date               Contracts    Contracts   Contracts   Contracts   Contracts
                   $             $           $
Sept. 30, 2001    2,434,574    (205,799)    2,228,775   March 2002  Dec. 2001

Dec. 31, 2000     3,374,178     (56,534)    3,317,644   June 2001   March 2001

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

settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $55,678,068 and $55,788,482 at September 30, 2001 and December
31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $434,123 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 6.0% were recorded throughout a majority of the quarter in the global stock index futures markets from long positions in DAX, FTSE and S&P 500 Index futures as equity prices continued their declining trend amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 0.5% were incurred primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were incurred from long positions in crude oil futures as the trend in oil prices reversed sharply lower due to newly heightened concerns over the effects of a global economic slowdown on oil demand. These losses were partially offset by gains of approximately 5.0% recorded throughout a majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from declining stock prices. In the metals markets, profits of approximately 0.6% were recorded primarily during July and September from short positions in nickel and copper futures as prices declined due to higher inventories and weak demand. In the agricultural markets, gains of approximately 0.4% were recorded primarily during July from long positions in soybean oil futures as soybean prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, profits of approximately 0.4% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. Total expenses for the three months ended September 30, 2001 were $820,317, resulting in a net loss of $386,194. The net asset value of a Unit decreased from $15.75 at June 30, 2001 to $15.64 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $283,635 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 9.3% were recorded in the global stock index futures markets primarily throughout a majority of the first three quarters from long positions in DAX, FTSE and S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 1.3% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. These losses were partially offset by gains of approximately 5.6% recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from declining stock prices. In soft commodities, gains of approximately 1.3% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.7% were recorded primarily from transactions involving the Singapore dollar. Total expenses for the nine months ended September 30, 2001 were $2,469,465, resulting in a net loss of $2,185,830. The net asset value of a Unit decreased from $16.26 at December 31, 2000 to $15.64 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $945,255 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.2% were recorded in the global stock index futures markets primarily during late July and September from long positions in Nikkei Index futures as Japanese stock prices declined as major technology issues were hit hard by losses in the U.S. NASDAQ Index. In the global interest rate futures markets, losses of approximately 1.0% were experienced primarily during September from long positions in Australian interest rate futures as prices declined during mid month following a pattern set by U.S. Treasuries and as the Australian currency again dipped to new historic lows. In soft commodities, losses of approximately 0.3% were experienced primarily during July from short cotton futures positions as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. These losses were partially offset by gains of approximately 0.1% recorded in the metals markets primarily during July and mid September from long positions in copper futures as prices rose higher due to a rise in COMEX copper stocks. In the energy markets, gains of approximately 0.1% were produced during August from long futures positions in gas and heating oil as prices climbed higher due to a sharp decline in U.S. inventories and concerns that OPEC would not increase production in the near future. In the currency markets, profits of approximately 0.1% were recorded from short positions in the New Zealand dollar as its value fell to historic lows relative to the U.S. dollar after worse-than-expected trade figures were released. Total expenses for the three months ended September 30, 2000 were $802,108, resulting in a net loss of $1,747,363. The net asset value of a Unit decreased from $15.61 at June 30, 2000 to $15.11 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000.

At September 30, 2001 and 2000, the Partnership's total
capitalization was approximately $56 million and $53 million, respectively.
Primary Market	  	 September 30, 2001	 September 30, 2000
Risk Category	  	     Value at Risk	    Value at Risk

Equity					(0.79)%		   (0.55)%

Currency					(0.73)		   (0.38)

Interest Rate				(0.71)        	   (0.63)

	Commodity				 	(0.24)		   (0.32)

	Aggregate Value at Risk	    	(1.17)%		   (1.02)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2000 through September 30, 2001.
Primary Market Risk Category      High        Low        Average
Equity	(0.80)%	(0.53)%	(0.71)%

Currency	(0.73)	(0.51)	(0.63)

Interest Rate	(1.16)	(0.66)	(0.89)

Commodity	(0.32)	(0.24)	(0.29)

Aggregate Value at Risk	(1.62)%	(1.17)%	(1.39)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 93% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at September 30, 2001 was to the global stock index complex. The primary equity exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure at September 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the third quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The next largest market exposure at September 30, 2001 was in the global interest rate complex. Exposure was primarily spread across the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and soybean oil markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.  The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Energy. At September 30, 2001, the Partnership's energy exposure was primarily to futures contracts in the natural gas markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in British pounds, euros and Australian dollars. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Dean Witter Spectrum Strategic L.P. ("Spectrum Strategic") and Morgan Stanley Dean Witter Spectrum Technical L.P. ("Spectrum Technical"), collectively registered 10,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146). While such Units were not allocated among the Partnership, Spectrum Strategic and Spectrum Technical at that time, they were subsequently allocated for convenience purposes as follows: Spectrum Strategic 4,000,000, Spectrum Technical 4,000,000 and the Partnership 2,000,000. The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 20,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated as follows:
Spectrum Strategic 6,000,000, Spectrum Technical 9,000,000 and the Partnership 5,000,000. The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-

3222); such Units were allocated as follows:  Spectrum Strategic
2,500,000, Spectrum Technical 5,000,000 and the Partnership
1,000,000.

The Partnership registered an additional 3,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90475).

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through September 30, 2001, 5,655,037.274 Units were sold, leaving 5,344,962.726 Units unsold. The aggregate price of the Units sold through September 30, 2001 was $77,791,460.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

EXHIBIT INDEX

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A)   Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of March 23, 2001, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated March 23, 2001, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No.
33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03 Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's
Registration Statement on Form S-1 (File No. 333-3222)
filed with the Securities and Exchange Commission on April
12, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to the Partnership's
Form 8-K (File No. 0-26340) filed with the Securities and
Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and RXR, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership's Form
10-K (File No. 0-26340) for fiscal year ended December 31,
1998.

10.11 	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

10.13 	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Currency L.P.,
Morgan Stanley Spectrum Commodity L.P., Demeter, Morgan
Stanley DW, and Chemical Bank, the escrow agent, is incorporated by reference to Exhibit 10.13 of the Partnership's Registration Statement on Form S-1 (File No.
333-90475) filed with the Securities and Exchange
Commission on November 2, 2001.

10.14 	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is included as Exhibit C to the Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

10.15 	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
October 16, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.16 Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of June
6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1,
2001.

10.17 	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.18 Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No.
0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.19 Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-26340) filed with the Securities and
Exchange Commission on November 1, 2001.

(B)	Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Morgan Stanley Spectrum Global
                         Balanced L.P.
                         (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2001       By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.