Form 10-Q
period 2002-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2002-05-13
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782232
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 2.	Changes in Securities and Use of Proceeds...........	30-31

Item 6.	Exhibits and Reports on Form 8-K....................32-34






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  March 31,	     December 31,
                                   2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	56,136,051	57,396,091

	Net unrealized gain on open contracts (MS & Co.) 	150,392	839,855
	Net unrealized gain (loss) on open contracts (MSIL)	       14,187	   (150,647)

	Total net unrealized gain on open contracts	     164,579	     689,208

	Net option premiums	     374,403	           -

	     Total Trading Equity	56,675,033	58,085,299

Subscriptions receivable	695,780	611,641
Interest receivable (Morgan Stanley DW)	       84,695	        93,818

	     Total Assets	57,455,508	    58,790,758

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	983,754	725,284
	Accrued brokerage fees (Morgan Stanley DW)	215,942	     219,946
	Accrued management fees	       58,680	        59,768

	     Total Liabilities	  1,258,376	   1,004,998

Partners' Capital

	Limited Partners (3,520,438.704 and
	     3,524,663.525 Units, respectively)	55,556,664	57,127,967
	General Partner (40,584.304 Units)	      640,468	      657,793

	     Total Partners' Capital	 56,197,132	 57,785,760

	     Total Liabilities and Partners' Capital	 57,455,508	   58,790,758

NET ASSET VALUE PER UNIT	          15.78	           16.21

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(413,037)	2,025,922
		Net change in unrealized	     (524,629)	 (1,987,976)

			Total Trading Results 	(937,666)	37,946

	Interest Income (Morgan Stanley DW)	       247,164	      777,074

			Total	     (690,502)	      815,020


EXPENSES

	Brokerage fees (Morgan Stanley DW)	657,494	640,616
	Management fees	       178,668	      174,082

			Total 	       836,162	      814,698


NET INCOME (LOSS)	 (1,526,664)	             322


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,509,339)	337
	General Partner	(17,325)	(15)


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.43)	0.00
	General Partner	(0.43)	0.00




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	3,437,465.006	55,220,008	659,742	55,879,750

Offering of Units	172,215.508	2,780,016	-	2,780,016

Net Income	-        	337	(15)	322

Redemptions	  (116,693.160)	 (1,879,077) 	       -       	 (1,879,077)

Partners' Capital,
	March 31, 2001	 3,492,987.354	 56,121,284	   659,727	 56,781,011





Partners' Capital,
	December 31, 2001	3,565,247.829	57,127,967	657,793	57,785,760

Offering of Units	162,790.381	2,584,319	       -      	2,584,319

Net Loss	-	(1,509,339)	(17,325)	(1,526,664)

Redemptions	 (167,015.202)	 (2,646,283)	        -     	 (2,646,283)

Partners' Capital,
	March 31, 2002	 3,561,023.008	  55,556,664	   640,468	 56,197,132










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(1,526,664)	322
Noncash item included in net income (loss):
		Net change in unrealized	524,629	1,987,976

(Increase) decrease in operating assets:
		Net option premiums	(374,403)	(550,350)
		Interest receivable (Morgan Stanley DW)	9,123	39,255

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(4,004)	7,007
		Accrued management fees	        (1,088)	          1,904

Net cash provided by (used for) operating activities	 (1,372,407)	   1,486,114


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	2,584,319	2,780,016
Increase in subscriptions receivable	(84,139)	(487,171)
Increase (decrease) in redemptions payable	258,470	(49,090)
Redemptions of Units	 (2,646,283)	 (1,879,077)

Net cash provided by financing activities	       112,367	      364,678

Net increase (decrease) in cash	(1,260,040)	1,850,792

Balance at beginning of period	  57,396,091	 52,414,304

Balance at end of period	  56,136,051	 54,265,096





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Global Balanced L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interest, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contract, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2002	345,245	(180,666)	164,579	Sep. 2002	Jun. 2002
Dec. 31, 2001	646,308	42,900	689,208	Mar. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $56,481,296 and $58,042,399 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $690,502 and posted a decrease in net asset value per Unit. The most significant losses of approximately 1.2% were recorded in the currency markets primarily during March as the value of the Swiss franc moved erratically versus the Japanese yen on political unrest in the Middle East and Swiss National Bank monetary policies. During January, additional losses were experienced from previously established short positions in the euro as its value strengthened versus the British pound after the smooth introduction of euro coins and notes helped fuel demand for that currency. In the global interest rate futures markets, losses of approximately 0.7% were incurred primarily during early February from previously established long positions in European stock index futures as prices reversed lower. A portion of the Partnership's overall losses was partially offset by gains of approximately 0.5% recorded in the energy markets from previously established long positions in natural gas futures as prices climbed higher amid a decline in supplies and weather-related factors in the U.S. Northeast. In the metals markets, gains of approximately 0.2% were recorded primarily during January from previously established long positions in nickel and copper futures as prices moved higher on expectations for a U.S. economic recovery and, subsequently, improved demand for the metal. Total expenses for the three months ended March 31, 2002 were $836,162, resulting in a net loss of $1,526,664. The net asset value of a Unit decreased from $16.21 at December 31, 2001 to $15.78 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $815,020 and posted no change in net asset value per Unit. The most significant losses of approximately 3.6% were recorded primarily during February and March in the global stock index futures markets from long positions in U.S., German and British stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown would ignite a global downturn. In the energy markets, losses of approximately 0.5% were experienced primarily during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and moderate weather. In the agricultural markets, losses of approximately 0.3% were recorded primarily during February from short positions in soybean oil futures as prices increased on technical factors. These losses were offset by gains of approximately 2.6% recorded primarily during January in the global interest rate futures markets from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In soft commodities, gains of approximately 1.0% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 1.0% were recorded primarily during March from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional profits were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. Total expenses for the three months ended March 31, 2001 were $814,698, resulting in net income of $322. The net asset value of a Unit was $16.26 at both December 31, 2000 and March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $56 million and $57 million, respectively.

	Primary Market	March 31, 2002	March 31, 2001
     Risk Category	Value at Risk	Value at Risk

Equity	(1.32)%	(0.72)%
Interest Rate	(0.57)	(1.05)
Currency	(0.30)	(0.51)
Commodity	(0.27)	(0.32)
Aggregate Value at Risk	(1.50)%	(1.44)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VAR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Equity	(1.32)%	(0.79)%	(1.05)%
Interest Rate	(0.71)	(0.22)	(0.54)
Currency   	(0.73)	(0.25)	(0.47)
Commodity	(0.32)	(0.18)	(0.25)
Aggregate Value at Risk	(1.50)%	(1.17)%	(1.38)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 93% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2002 was in the global stock index complex, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the Nikkei (Japan), S&P 500 (U.S.), FTSE (Britain) and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at March 31, 2002 was in the global interest rate complex, primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31 2002, the Partnership's major exposures were to the euro and Japanese currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based
Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, corn and soybean oil markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in Japanese yen, Swiss francs and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversifi-cation guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic") and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical"), collectively registered 10,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146).
While such Units were not allocated among the Partnership, Spectrum Strategic and Spectrum Technical at the time, they were subsequently allocated for convenience purposes as follows:
Spectrum Strategic 4,000,000, Spectrum Technical 4,000,000 and the Partnership 2,000,000. The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 20,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated as follows: Spectrum Strategic 6,000,000, Spectrum Technical 9,000,000 and the Partnership 5,000,000. The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on

Form S-1, which became effective on April 30, 1996 (SEC File
Number 333-3222); such Units were allocated as follows:  Spectrum
Strategic 2,500,000, Spectrum Technical 5,000,000 and the
Partnership 1,000,000.

The Partnership registered an additional 3,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90475).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are being sold at monthly closings at a price equal to 100% of the net asset value of a Unit as of the last day of each month.

Through March 31, 2002, 5,951,118.232 Units were sold, leaving
5,048,881.768 Units unsold. The aggregate price of the Units sold through March 31, 2002 was $82,522,627.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, dated as of April 30, 2002,
is incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's Form 10-K
(File No. 0-26340) for the fiscal year ended December 31,
1998 filed March 31, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter and RXR, Inc., is incorporated
by reference to Exhibit 10.01 of the Partnership's Form
10-K (File No.0-26340) for fiscal year ended December 31,
1998 filed on March 31, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated April 30, 2002, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.

10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW and The Chase Manhattan Bank, the
escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26340) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

(B)	Reports on Form 8-K. - None.

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




                        Morgan Stanley Spectrum
                         Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 13, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.