Form 10-Q
period 2002-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2002-08-13
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782232
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001	2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited)	3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2002 and 2001 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities and Use of Proceeds	36-37

Item 6.	Exhibits and Reports on Form 8-K	38-39






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                     2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	53,448,597	57,396,091

	Net unrealized gain on open contracts (MS & Co.) 	2,626,218	839,855
	Net unrealized loss on open contracts (MSIL)	    (106,119)	   (150,647)

	Total net unrealized gain on open contracts	2,520,099	     689,208

	Net option premiums	      (79,692)	           -

	     Total Trading Equity	55,889,004	58,085,299

Subscriptions receivable	536,828	611,641
Interest receivable (Morgan Stanley DW)	       77,871	        93,818

	     Total Assets	56,503,703	    58,790,758

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	588,323	725,284
	Accrued brokerage fees (Morgan Stanley DW)	210,771	     219,946
	Accrued management fees	      57,275	        59,768

	     Total Liabilities	    856,369	   1,004,998

Partners' Capital

	Limited Partners (3,521,284.183 and
	     3,524,663.525 Units, respectively)	55,013,282	57,127,967
	General Partner (40,584.304 Units)	     634,052	      657,793

	     Total Partners' Capital	55,647,334	 57,785,760

	     Total Liabilities and Partners' Capital	56,503,703	   58,790,758


NET ASSET VALUE PER UNIT	         15.62	           16.21

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(2,347,157)	124,682
		Net change in unrealized	  2,355,520	 (1,679,104)

			Total Trading Results 	8,363	(1,554,422)

	Interest income (Morgan Stanley DW)	     239,384	      588,914

			Total	     247,747	      (965,508)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	636,726	656,147
	Management fees	     173,025	      178,303

			Total 	     809,751	      834,450


NET LOSS	    (562,004)	  (1,799,958)


NET LOSS ALLOCATION

	Limited Partners	(555,588)	(1,779,313)
	General Partner	(6,416)	(20,645)


NET LOSS PER UNIT

	Limited Partners	(0.16)	(0.51)
	General Partner	(0.16)	(0.51)




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(2,760,194)	2,150,604
		Net change in unrealized	  1,830,891	 (3,667,080)

			Total Trading Results 	(929,303)	(1,516,476)

	Interest income (Morgan Stanley DW)	     486,548	     1,365,988

			Total	     (442,755)	      (150,488)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,294,220	1,296,763
	Management fees	     351,693	      352,385

			Total 	  1,645,913	   1,649,148


NET LOSS	 (2,088,668)	  (1,799,636)


NET LOSS ALLOCATION

	Limited Partners	(2,064,927)	(1,778,976)
	General Partner	(23,741)	(20,660)


NET LOSS PER UNIT

	Limited Partners	(0.59)	(0.51)
	General Partner	(0.59)	(0.51)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	3,437,465.006	55,220,008	659,742	55,879,750

Offering of Units	347,920.945	5,604,026	-	5,604,026

Net Loss	-  	(1,778,976)	(20,660)	(1,799,636)

Redemptions	  (228,282.322)	 (3,670,386)	       -       	 (3,670,386)

Partners' Capital,
	June 30, 2001	 3,557,103.629	 55,374,672	   639,082	 56,013,754





Partners' Capital,
	December 31, 2001	3,565,247.829	57,127,967	657,793	57,785,760

Offering of Units	290,788.617	4,566,249	-     	4,566,249

Net Loss	-	(2,064,927)	(23,741)	(2,088,668)

Redemptions	(294,167.959)	 (4,616,007)	       -    	 (4,616,007)

Partners' Capital,
	June 30, 2002	3,561,868.487	55,013,282	634,052	55,647,334










The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(2,088,668)	(1,799,636)
Noncash item included in net loss:
		Net change in unrealized	(1,830,891)	3,667,080

Decrease in operating assets:
		Net option premiums	79,692	277,177
		Interest receivable (Morgan Stanley DW)	15,947	101,168

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(9,175)	17,779
		Accrued management fees	      (2,493)	          4,831

Net cash provided by (used for) operating activities	 (3,835,588)	   2,268,399


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,566,249	5,604,026
(Increase) decrease in subscriptions receivable	74,813	(395,754)
Increase (decrease) in redemptions payable	(136,961)	52,334
Redemptions of Units	 (4,616,007)	 (3,670,386)

Net cash provided by (used for) financing activities	    (111,906)	   1,590,220

Net increase (decrease) in cash	(3,947,494)	3,858,619

Balance at beginning of period	57,396,091	 52,414,304

Balance at end of period	53,448,597	 56,272,923





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

1.  Organization
Morgan Stanley Spectrum Global Balanced L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. RXR, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2002	2,394,603	125,496	2,520,099	Dec. 2002	Sep. 2002
Dec. 31, 2001	646,308	42,900	689,208	Mar. 2002	Mar. 2002

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $55,843,200 and $58,042,399 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $247,747 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded in global stock index futures primarily from long positions in U.S. and European stock index futures as equity prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.6% were recorded in the energy markets primarily from previously established long positions in crude oil as prices moved lower on supply and demand concerns. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 3.2% in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar, as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.8% were recorded in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices climbed higher, drawing strength from declining equity prices. Total expenses for the three months ended June 30, 2002 were $809,751, resulting in a net loss of $562,004. The net asset value of a Unit decreased from $15.78 at March 31, 2002 to $15.62 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading losses, net of interest income, of $442,755 and posted a decrease in net asset value per unit. The most significant losses of approximately 3.9% were recorded in the global stock index futures primarily from long positions in U.S. and European stock index futures as equity prices decreased throughout the year on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.6% were recorded in the agricultural markets from short positions in sugar and soybean oil as prices trended higher on supply concerns and speculative buying. A portion of the Partnership's overall losses was offset by gains of approximately 1.9% in the currency markets primarily during May and June from previously established long positions in the euro and

Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.1% were recorded in the global interest rate futures markets primarily during June from long positions in U.S. and Japanese interest rate futures as prices trended higher following weakness in equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Total expenses for the six months ended June 30, 2002, were $1,645,913, resulting in a net loss of $2,088,668. The net asset value of a Unit decreased from $16.21 at December 31, 2001 to $15.62 at June 30, 2002.

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

In the energy markets, losses of approximately 0.8% were experienced throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 0.3% were recorded primarily during February and April from short positions in soybean oil futures as prices increased on technically-based factors. These losses were partially offset by gains of approximately 1.1% recorded in the soft commodities markets throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the global interest rate futures markets, gains of approximately 0.6% were recorded primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In the currency markets, gains of approximately 0.4% were recorded throughout a majority of the second quarter from long positions in the Mexican peso as its value strengthened relative to the U.S. dollar.
Total expenses for the six months ended June 30, 2001 were $1,649,148, resulting in a net loss of $1,799,636. The net asset value of a Unit decreased from $16.26 at December 31, 2000 to $15.75 at June 30, 2001.

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

In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that the VaR as described above may not be comparable to similarly titled measures by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At both June 30, 2002 and 2001, the Partnership's total
capitalization was approximately $56 million.
	Primary Market	June 30, 2002	June 30, 2001
     Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.02)%	(0.67)%
Equity	(0.94)	(0.86)
Currency	(0.60)	(0.58)
Commodity	(0.32)	(0.33)
Aggregate Value at Risk	(1.33)%	(1.33)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VAR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.02)%	(0.22)%	(0.63)%
Equity	(1.32)	(0.79)	(1.08)
Currency   	(0.60)	(0.32)	(0.46)
Commodity	(0.32)	(0.18)	(0.25)
Aggregate Value at Risk	(1.53)%	(1.14)%	(1.35)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at June 30, 2002 was in the global interest rate complex, primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2002 was in the global stock index complex, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany), and Nikkei (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. These other currencies include major and minor currencies. Outright positions consist of the U.S. dollar vs. other currencies. At June 30, 2002, the Partnership's exposures were to the Singapore dollar, Mexican peso and the euro. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in Japanese yen and South African rand. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Through June 30, 2002, 6,079,116.468 Units were sold, leaving
4,920,883.532 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $84,504,557.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
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
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-26340) filed with the Securities and Exchange
Commission on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26340)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Financial Reports.

(B)	Reports on Form 8-K. - None.

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




                        Morgan Stanley Spectrum
                         Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond
E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 13, 2002