Form 10-Q
period 2002-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2002-11-12
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782232
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center,
Plaza Two, 1st Floor, Jersey City, NJ	 		    07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001	2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)	3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-36

Item 4.	Controls and Procedures	36-37


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities and Use of Proceeds	38-39

Item 5.	Other Information	40-42

Item 6.	Exhibits and Reports on Form 8-K	42-44



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
                         2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	54,384,961	57,396,091

	Net unrealized loss on open contracts (MSIL) 	(117,163)	(150,647)
	Net unrealized gain (loss) on open contracts (MS&Co.)	       (657,573)	     839,855

	Total net unrealized gain (loss) on open contracts	(774,736)	     689,208

	Net option premiums	     (574,425)	           -

	     Total Trading Equity	53,035,800	58,085,299

Subscriptions receivable	778,725	611,641
Interest receivable (Morgan Stanley DW)	         76,406	        93,818

	     Total Assets	  53,890,931	    58,790,758

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	727,147	725,284
	Accrued brokerage fees (Morgan Stanley DW)	210,448	     219,946
	Accrued management fees	        57,187	        59,768

	     Total Liabilities	      994,782	   1,004,998

Partners' Capital

	Limited Partners (3,487,112.177 and
	     3,524,663.525 Units, respectively)	52,287,606	57,127,967
	General Partner (40,584.304 Units)	      608,543	      657,793

	     Total Partners' Capital	 52,896,149	 57,785,760

	     Total Liabilities and Partners' Capital	 53,890,931	   58,790,758


NET ASSET VALUE PER UNIT	         14.99	           16.21

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	1,410,292	(2,625,441)
		Net change in unrealized	   (3,294,835)	    2,578,211
				(1,884,543)	(47,230)
	Other revenue	       233,074	             -

			Total Trading Results 	(1,651,469)	(47,230)

	Interest income (Morgan Stanley DW)	      236,914	      481,353

			Total	 (1,414,555)	      434,123


EXPENSES

	Brokerage fees (Morgan Stanley DW)	633,142	645,035
	Management fees	      172,051	      175,282

			Total 	      805,193	      820,317


NET LOSS	(2,219,748)	  (386,194)


NET LOSS ALLOCATION

	Limited Partners	(2,194,239)	(381,822)
	General Partner	(25,509)	(4,372)


NET LOSS PER UNIT

	Limited Partners	(0.63)	(0.11)
	General Partner	(0.63)	(0.11)


	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,349,902)	(474,837)
		Net change in unrealized	  (1,463,944)	 (1,088,869)
				(2,813,846)	(1,563,706)
	Other revenue	      233,074 	        -

			Total Trading Results 	(2,580,772)	(1,563,706)

	Interest income (Morgan Stanley DW)	      723,462 	     1,847,341

			Total	  (1,857,310)	      283,635


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,927,362	1,941,798
	Management fees	      523,744	      527,667

			Total 	    2,451,106	   2,469,465


NET LOSS	    (4,308,416)	  (2,185,830)


NET LOSS ALLOCATION

	Limited Partners	(4,259,166)	(2,160,798)
	General Partner	(49,250)	(25,032)


NET LOSS PER UNIT

	Limited Partners	(1.22)	(0.62)
	General Partner	(1.22)	(0.62)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	3,437,465.006	55,220,008	659,742	55,879,750

Offering of Units	506,784.021	8,107,494	-	8,107,494

Net Loss	-  	(2,160,798)	(25,032)	(2,185,830)

Redemptions	  (368,230.913)	 (5,874,987)	       -       	 (5,874,987)

Partners' Capital,
	September 30, 2001	 3,576,018.114	 55,291,717	   634,710	 55,926,427





Partners' Capital,
	December 31, 2001	3,565,247.829	57,127,967	657,793	57,785,760

Offering of Units	437,927.749	6,826,791	-     	6,826,791

Net Loss	-    	(4,259,166)	(49,250)	(4,308,416)

Redemptions	 (475,479.097)	(7,407,986)	         -     	(7,407,986)

Partners' Capital,
	September 30, 2002	 3,527,696.481	52,287,606	   608,543	52,896,149










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(4,308,416)	(2,185,830)
Noncash item included in net loss:
		Net change in unrealized	1,463,944	1,088,869

(Increase) decrease in operating assets:
		Net option premiums	574,425	(242,500)
		Interest receivable (Morgan Stanley DW)	17,412	139,751

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(9,498)	13,666
		Accrued management fees	        (2,581)	          3,713

Net cash used for operating activities	  (2,264,714)	  (1,182,331)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	6,826,791	8,107,494
Increase in subscriptions receivable	(167,084)	(44,616)
Increase (decrease) in redemptions payable	1,863	(176,370)
Redemptions of Units	  (7,407,986)	  (5,874,987)

Net cash provided by (used for) financing activities	     (746,416)	   2,011,521

Net increase (decrease) in cash	(3,011,130)	829,190

Balance at beginning of period	  57,396,091	  52,414,304

Balance at end of period	   54,384,961	  53,243,494







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. RXR, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $233,074 as of August 31, 2002.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2002     (735,253)	(39,483)	(774,736)	Mar. 2003	Dec. 2002
Dec. 31, 2001      646,308      42,900       689,208 	Mar. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $53,649,708 and $58,042,399 at September 30, 2002 and December
31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, demands, commitments, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $1,414,555 and, posted a decrease in net asset value per Unit. The most significant losses of approximately 10.2% were recorded in the global stock index futures markets primarily from long positions in U.S. and European stock index futures, as equity prices retreated on continued geopolitical concerns and further uncertainty surrounding a global economic recovery. Additional losses of approximately 1.7% were recorded in the currency markets primarily from long Swiss franc/Japanese yen cross-rate positions as the value of the Japanese yen increased versus the Swiss franc. A portion of the Partnership's overall losses was offset by gains of approximately 8.9% in the global interest rate futures markets, primarily in July, from previously established long European and U.S. interest rate futures positions, as investors wrested capital from global stock indices and sought the "safety" of bonds. Additional gains of approximately 0.4% were recorded in the energy markets from long positions in crude oil futures as prices climbed higher drawing strength from the threat of military action against Iraq. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $233,074 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $805,193, resulting in a net loss of $2,219,748. The net asset value of a Unit decreased from $15.62 at June 30, 2002 to $14.99 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $1,857,310 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 13.7% were recorded in the global stock index futures markets primarily from long positions in U.S. and European stock index futures, especially German DAX Index futures, as equity prices decreased throughout a majority of the first nine months of the year on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.8% were recorded in the agricultural markets primarily from both long and short positions in sugar. A portion of the Partnership's overall losses for the year was offset by gains of approximately 10.1% in the global interest rate futures markets during the period of June through September primarily from long positions in U.S. interest rate futures, as the domestic economic situation deteriorated further amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Additional gains of approximately 0.3% were recorded in the energy markets, primarily during March, from long positions in natural gas as prices trended higher amid a decline in supplies and severe weather factors in the northeast U.S. Total expenses for the nine months ended September 30, 2002 were $2,451,106, resulting in a net loss of $4,308,416. The net asset value of a Unit decreased from $16.21 at December 31, 2001 to $14.99 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $434,123 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 6.0% were recorded throughout a majority of the quarter in the global stock index futures markets from long positions in DAX, FTSE and S&P 500 Index futures as equity prices continued their declining trend amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 0.5% were incurred primarily during August from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were incurred from long positions in crude oil futures as the trend in oil prices reversed sharply lower due to newly heightened concerns over the effects of global economic slowdown on oil demand. These losses were partially offset by gains of approximately 5.0% recorded throughout a majority of the quarter in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from declining stock prices. In the metals markets, profits of approximately 0.6% were recorded primarily during July and September from short positions in nickel and copper futures as prices declined due to higher inventories and weak demand. In the agricultural markets, gains of approximately 0.4% were recorded primarily during July from long positions in soybean oil futures as soybean prices increased on forecasts for hotter and drier weather in the U.S. midwest. In the currency markets, profits of approximately 0.4% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. Total expenses for the three months ended September 30, 2001 were $820,317, resulting in a net loss of $386,194. The net asset value of a Unit decreased from $15.75 at June 30, 2001 to $15.64 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $283,635 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 9.3% were recorded in the global stock index futures markets primarily throughout a majority of the first three quarters from long positions in DAX, FTSE and S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the energy markets, losses of approximately 1.3% were recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. These losses were partially offset by gains of approximately 5.6% recorded in the global interest rate futures markets primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve on January 3rd and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Throughout a majority of the third quarter, additional profits were recorded from long positions in U.S. and European interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. and European central banks and as investors sought a safe haven from declining stock prices. In soft commodities, gains of approximately 1.3% were recorded throughout majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 0.7% were recorded primarily from transactions involving the Singapore dollar. Total expenses for the nine months ended September 30, 2001 were $2,469,465, resulting in a net loss of $2,185,830. The net asset value of a Unit decreased from $16.26 at December 31, 2000 to $15.64 at September 30, 2001.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that the VaR as described above may not be comparable to similarly titled measures by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001.
At September 30, 2002 and 2001, the Partnership's total
capitalization was approximately $53 million, and $56 million, respectively.
	Primary Market         September 30, 2002	 September 30, 2001
     Risk Category             Value at Risk      Value at Risk

Equity                       (1.33)%	(0.79)%
Interest Rate                (0.90)	(0.71)
Currency                     (0.71)	(0.35)
Commodity                    (0.30)	(0.25)
Aggregate Value at Risk      (1.57)%	(1.14)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Equity	(1.33)%	(0.94)%	(1.22)%
Interest Rate	(1.02)	(0.22)	(0.68)
Currency   	(0.71)	(0.32)	(0.55)
Commodity	(0.32)	(0.18)	(0.27)
Aggregate Value at Risk	(1.57)%	(1.33)%	(1.46)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposure and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 94% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2002 was to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany) and FTSE (Britain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Interest Rate. The second largest market exposure at September 30, 2002 was to global interest rate complex. Exposure was primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to euro and Japanese yen currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cotton and soybean oil markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.  The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in British pounds and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES

(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 6,226,255.600 Units were sold, leaving 4,773,744.400 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $86,765,099.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

Item 5.  OTHER INFORMATION


Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also

Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, dated as of April 30, 2002,
is incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 30, 2002, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's Form 10-K
(File No. 0-26340) for the fiscal year ended December 31,
1998 filed March 31, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.

10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter and RXR, Inc., is incorporated
by reference to Exhibit 10.01 of the Partnership's Form
10-K (File No.0-26340) for fiscal year ended December 31,
1998 filed on March 31, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW and The Chase Manhattan Bank, the
escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
26340) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26340)
filed with the Securities and Exchange Commission on
November 1, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

(B)	Reports on Form 8-K. - None.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:   /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter Management
		Corporation, general partner
		of the Partnership

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)		presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(c)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(d)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:   /s/ Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002