Form 10-Q
period 2003-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2003-08-14
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2003




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Six Months
		Ended June 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited)	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-33

Item 4.	Controls and Procedures	33-34


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................35

Item 2.	Changes in Securities and Use of Proceeds...........35-37

Item 5.	Other Information......................................37

Item 6.	Exhibits and Reports on Form 8-K....................37-39



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
      2003       	     2002
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	51,862,188	49,330,482

	Net unrealized loss on open contracts (MSIL) 	(152,586)	(12,849)
	Net unrealized gain (loss) on open contracts (MS&Co.)	                (196,563)	     758,782

	Total net unrealized gain (loss) on open contracts	(349,149)	745,933

	Net option premiums	            -      	     712,573

	     Total Trading Equity	51,513,039	50,788,988

Subscriptions receivable	872,792	716,792
Interest receivable (Morgan Stanley DW)	       46,919	       53,458

	     Total Assets	  52,432,750	51,559,238

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	926,231	896,775
	Accrued brokerage fees (Morgan Stanley DW)	197,061	202,109
	Accrued management fees	       53,549	       54,922

	     Total Liabilities	   1,176,841	  1,153,806

Partners? Capital

	Limited Partners (3,240,996.212 and
	    3,419,596.378 Units, respectively)	50,674,824	49,814,229
	General Partner (37,164.331 and
	    40,584.304 Units, respectively)	      581,085	     591,203

	     Total Partners? Capital	  51,255,909	50,405,432

	     Total Liabilities and Partners? Capital	  52,432,750	51,559,238
NET ASSET VALUE PER UNIT                                                                  15.64	          14.57

	The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	3,897,813	(2,347,157)
		Net change in unrealized	       60,178	     2,355,520

			Total Trading Results 	3,957,991	8,363

	Interest income (Morgan Stanley DW)	     142,739	    239,384

			Total	  4,100,730	   247,747


EXPENSES

	Brokerage fees (Morgan Stanley DW)	572,665	636,726
	Management fees	     155,617	    173,025

			Total 	    728,282	    809,751


NET INCOME (LOSS)	  3,372,448	  (562,004)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,334,658	(555,588)
	General Partner	37,790	(6,416)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.02	(0.16)
	General Partner	1.02	(0.16)



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	5,853,581	(2,760,194)
		Net change in unrealized	 (1,095,082)	     1,830,891

			Total Trading Results 	4,758,499	(929,303)

	Interest income (Morgan Stanley DW)	     289,190	    486,548

			Total	  5,047,689	   (442,755)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,151,574	1,294,220
	Management fees	     312,931	    351,693

			Total 	  1,464,505	    1,645,913


NET INCOME (LOSS)	  3,583,184	  (2,088,668)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,543,302	(2,064,927)
	General Partner	39,882	(23,741)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.07	(0.59)
	General Partner	1.07	(0.59)


	The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	3,565,247.829	57,127,967	657,793	57,785,760

Offering of Units	290,788.617	4,566,249	?   	4,566,249

Net Loss                                                                    ?   	  	(2,064,927)	(23,741)	(2,088,668)

Redemptions	  (294,167.959)	 (4,616,007)	      ?    	 (4,616,007)

Partners? Capital,
	June 30, 2002	3,561,868.487	55,013,282	634,052	55,647,334





Partners? Capital,
	December 31, 2002	3,460,180.682	49,814,229	591,203	50,405,432

Offering of Units	284,338.334	4,283,636                    ?		4,283,636

Net Income                                                                 ?-		3,543,302	39,882	3,583,184

Redemptions	   (466,358.473)	 (6,966,343)	  (50,000)	  (7,016,343)

Partners? Capital,
	June 30, 2003	  3,278,160.543	  50,674,824	   581,085	 51,255,909








The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	3,583,184	(2,088,668)
Noncash item included in net income (loss):
		Net change in unrealized	1,095,082	(1,830,891)

Decrease in operating assets:
		Net option premiums	712,573	79,692
		Interest receivable (Morgan Stanley DW)	6,539	15,947

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(5,048)	(9,175)
		Accrued management fees	       (1,373) 	        (2,493)

Net cash provided by (used for) operating activities	  5,390,957	 (3,835,588)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,283,636	4,566,249
(Increase) decrease in subscriptions receivable	(156,000)	74,813
Increase (decrease) in redemptions payable	29,456	(136,961)
Redemptions of Units	 (7,016,343)	 (4,616,007)

Net cash used for financing activities	  (2,859,251)	     (111,906)

Net increase (decrease) in cash	2,531,706	(3,947,494)

Balance at beginning of period	  49,330,482	57,396,091

Balance at end of period	  51,862,188	53,448,597



	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2003	(304,794)	(44,355)	(349,149)	Dec. 2003	Sep. 2003
Dec. 31, 2002	717,293	28,640	745,933	Mar. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets.



Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $51,557,394 and $50,047,775 at June 30, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principals generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $4,100,730 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.9% were recorded in the global stock index markets from long positions in European stock index futures during April, May, and June as equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates in the U.S. Long positions in U.S. stock index futures recorded gains during May as equity prices rallied in response to the prospect of lower interest rates. During June, long positions in Japanese stock index futures also provided gains as Japanese equity prices increased amid strength in U.S. stocks and foreign demand for Japanese high-technology, automaker, export, and defensive stocks. Additional gains of approximately 3.0% were provided in the global interest rate markets from long positions in U.S. and European interest rate futures as prices continued to trend higher during May amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the
       Partnership?s overall gains for the quarter was offset by losses of approximately 0.3% in the metals markets from long positions in nickel futures as prices declined during June amid easing supply concerns. Total expenses for the three months ended June 30, 2003 were $728,282, resulting in net income of $3,372,448. The net asset value of a Unit increased from $14.62 at March 31, 2003 to $15.64 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $5,047,689 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.8% were recorded in the global interest rate markets, during February and May, from long positions in European and U.S. interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investors preference for fixed income investments. Additional gains of approximately 1.7% were recorded during the second quarter in the global stock index markets from long positions in European and U.S. stock index futures as global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Gains of approximately 1.4% in the energy markets were recorded, primarily during February, from long positions in crude oil futures, as prices continued to trend higher amid the increasing likelihood of military action against Iraq, and long positions in natural gas
       futures, as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In the currency markets, gains of approximately 1.4 were provided, primarily during April, from long positions in the Australian dollar versus the Japanese yen as the yen?s value declined amid SARS-related fears. Long positions in the euro versus the U.S. dollar during May also provided gains amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. A portion of the Partnership?s overall gains for the first half of the year was offset by small losses of approximately 0.5% in the agricultural markets from short corn futures positions during January as the price of corn moved higher, elevated by strong prices in wheat futures. In April, long positions in corn futures experienced additional losses as prices reversed lower amid news of increased supply. Smaller losses of approximately 0.2% in the metals markets were experienced primarily during June from long positions in copper futures as prices moved lower. Total expenses for the six months ended June 30, 2003 were $1,464,505, resulting in net income of $3,583,184. The net asset value of a Unit increased from $14.57 at December 31, 2002 to $15.64 at June 30, 2003.


       For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $247,747 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded in global stock index futures primarily from long positions in U.S. and European stock index futures as equity prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.6% were recorded in the energy markets primarily from previously established long positions in crude oil as prices moved lower on supply and demand concerns. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 3.2% in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar, as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.8% were recorded in the global interest rate futures markets from long positions in U.S. and European interest rate futures as prices climbed higher, drawing strength from declining equity prices. Total expenses for the three months ended June 30, 2002 were $809,751, resulting in the a net loss of $562,004. The net asset value of a Unit decreased from $15.78 at March 31, 2002 to $15.62 at June 30, 2002.
       For the six months ended June 30, 2002, the Partnership recorded total trading losses, net of interest income, of $442,755 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were recorded in the global stock index futures primarily from long positions in U.S. and European stock index futures as equity prices decreased throughout the year on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.6% were recorded in the agricultural markets from short positions in sugar and soybean oil as prices trended higher on supply concerns and speculative buying. A portion of the Partnership?s overall losses was offset by gains of approximately 1.9% in the currency markets primarily during May and June from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 1.1% were recorded in the global interest rate futures markets primarily during June from long positions in U.S. and Japanese interest rate futures as prices trended higher following weakness in equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Total expenses for the six months ended June 30, 2002, were $1,645,913, resulting in a net loss of $2,088,668. The net asset value of a Unit decreased from $16.21 at December 31, 2001 to $15.62 at June 30, 2002.
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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management
       activities.  Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $51 million and $56 million, respectively.

Primary Market            June 30, 2003      June 30, 2002
Risk Category             Value at Risk      Value at Risk

Equity                       (0.76)%	             (0.94)%

Interest Rate                (0.68)              (1.02)

Currency                     (0.36)              (0.60)

Commodity                    (0.15)              (0.32)

Aggregate Value at Risk      (0.89)%	             (1.33)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Equity	(1.33)%	(0.59)%	(0.87)%
Interest Rate	(0.91)	(0.37)	(0.71)
Currency	(0.71)	(0.19)	(0.48)
Commodity	(0.34)	(0.10)	(0.22)
Aggregate Value at Risk	(1.57)%	(0.76)%	(1.15)%

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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 97% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Equity. The largest market exposure of the Partnership at June 30, 2003 was to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the DAX (Germany), Nikkei (Japan), S&P 500 (U.S.) and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as
       relative interest rate movements between countries,
materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.
 Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership?s currency exposure at June 30, 2003 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar and Japanese yen currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR
       figure includes foreign margin amounts converted into U.S.
dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in the these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton market.
Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
       The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Japanese yen and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

       Item 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.





       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership, Morgan Stanley Spectrum Strategic L.P. (?Spectrum Strategic?) and Morgan Stanley Spectrum Technical L.P. (?Spectrum Technical?), collectively registered 10,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146).
While such Units were not allocated among the Partnership, Spectrum Strategic and Spectrum Technical at that time, they were subsequently allocated for convenience purposes as follows: the Partnership 2,000,000, Spectrum Strategic 4,000,000, and Spectrum Technical 4,000,000.

The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 20,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated as follows: the Partnership 5,000,000, Spectrum Strategic 6,000,000, Spectrum Technical 9,000,000.

The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 8,500,000 Units pursuant to another Registration Statement on Form S-1, which became
       effective on April 30, 1996 (SEC File Number 333-3222);
such Units were allocated as follows: the Partnership 1,000,000, Spectrum Strategic 2,500,000, Spectrum Technical 5,000,000.

The Partnership registered an additional 3,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 28, 2000 (SEC File Number 333-90475).

The Partnership registered an additional 5,500,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2003 (SEC File Number 333-104002).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2003, 6,645,249.695 Units were sold, leaving
9,854,750.350 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $93,051,338.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of
       Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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
Partnership, dated April 17, 1998, is incorporated by reference to Exhibit 3.03 of the Partnership?s Form 10-K
(File No. 0-26340) for the fiscal year ended December 31, 1998 filed June 30, 1999.

3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and RXR, Inc., is incorporated
by reference to Exhibit 10.01 of the Partnership?s Form
10-K (File No.0-26340) for fiscal year ended December 31,
1998 filed on June 30, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s prospectus, dated April 28, 2003, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW and The Chase Manhattan Bank, the
escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership?s Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
       (File No. 0-26340) filed with the Securities and
Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
26340) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-26340)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2003         By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)