Form 10-Q
period 2003-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2003-11-12
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

Yes     X       No ___________




       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002	2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)	3

		Statements of Operations for the Nine Months
		Ended September 30, 2003 and 2002 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2003 and 2002 (Unaudited)..	5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	23-36

Item 4.	Controls and Procedures	36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 2.	Changes in Securities and Use of Proceeds...........37-39

Item 5.	Other Information......................................39

Item 6.	Exhibits and Reports on Form 8-K....................39-41



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
               2003       	     2002
	   $	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	51,048,275	49,330,482

	Net unrealized gain on open contracts (MS&Co.)	     149,774	     758,782
	Net unrealized loss on open contracts (MSIL)	       (134,720)	      (12,849)

	Total net unrealized gain on open contracts	15,054	745,933

	Net option premiums	                   -       	     712,573

	     Total Trading Equity	51,063,329	50,788,988

Subscriptions receivable	853,428	716,792
Interest receivable (Morgan Stanley DW)	           39,855 	       53,458

	     Total Assets	   51,956,612 	51,559,238

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	449,933	896,775
	Accrued brokerage fees (Morgan Stanley DW)	197,241	202,109
	Accrued management fees	         53,599	       54,922

	     Total Liabilities	       700,773 	  1,153,806

Partners' Capital

	Limited Partners (3,314,711.303 and
	    3,419,596.378 Units, respectively)	50,687,534	49,814,229
	General Partner (37,164.331 and
	    40,584.304 Units, respectively)	       568,305 	     591,203

	     Total Partners' Capital	    51,255,839	50,405,432

	     Total Liabilities and Partners' Capital	  51,956,612 	51,559,238
NET ASSET VALUE PER UNIT                                                                 15.29 	          14.57

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(868,905)	1,410,292
		Net change in unrealized	   364,203   	 (3,294,835)
				   (504,702)   	 (1,884,543)
	Proceeds from Litigation Settlement	              -       	       233,074

		   Total Trading Results 	                                                         (504,702)	(1,651,469)

	Interest income (Morgan Stanley DW)	   118,557 	      236,914

			Total	  (386,145) 	 (1,414,555)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	589,388	633,142
	Management fees	    160,161 	     172,051

			Total 	    749,549 	     805,193


NET LOSS	(1,135,694)	 (2,219,748)


NET LOSS ALLOCATION

	Limited Partners	(1,122,914)	(2,194,239)
	General Partner	(12,780)	(25,509)


NET LOSS PER UNIT

	Limited Partners	(0.35)	(0.63)
	General Partner	(0.35)	(0.63)


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2003   	   2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	4,984,676	(1,349,902)
		Net change in unrealized	    (730,879)	  (1,463,944)
				4,253,797	(2,813,846)
	Proceeds from Litigation Settlement	               -        	    233,074

			Total Trading Results 	4,253,797	(2,580,772)

	Interest income (Morgan Stanley DW)	      407,747	      723,462

			Total	   4,661,544	 (1,857,310)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,740,962	1,927,362
	Management fees	     473,092	     523,744

			Total 	   2,214,054	  2,451,106


NET INCOME (LOSS)	   2,447,490	 (4,308,416)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,420,388	(4,259,166)
	General Partner	27,102	(49,250)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.72	(1.22)
	General Partner	0.72	(1.22)


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2001	3,565,247.829	57,127,967	657,793	57,785,760

Offering of Units	437,927.749	6,826,791	-   	6,826,791

Net Loss                                                                    -   	  	(4,259,166)	(49,250)	(4,308,416)

Redemptions	  (475,479.097)	 (7,407,986)	       -    	 (7,407,986)

Partners' Capital,
	September 30, 2002	3,527,696.481	52,287,606	608,543	52,896,149





Partners' Capital,
	December 31, 2002	3,460,180.682	49,814,229	591,203	50,405,432

Offering of Units	487,521.999	7,416,842	-    	7,416,842

Net Income                                                                 -   		2,420,388	27,102	2,447,490

Redemptions	    (595,827.047)	  (8,963,925)	    (50,000)	 (9,013,925)

Partners' Capital,
	September 30, 2003	  3,351,875.634	  50,687,534	    568,305	 51,255,839









The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	2,447,490	(4,308,416)
Noncash item included in net income (loss):
		Net change in unrealized	730,879	1,463,944

Decrease in operating assets:
		Net option premiums	712,573	574,425
		Interest receivable (Morgan Stanley DW)	13,603	17,412

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(4,868)	(9,498)
		Accrued management fees	         (1,323)	        (2,581)

Net cash provided by (used for) operating activities	     3,898,354	 (2,264,714)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	7,416,842	6,826,791
Increase in subscriptions receivable	(136,636)	(167,084)
Increase (decrease) in redemptions payable	(446,842)	1,863
Redemptions of Units	   (9,013,925)	 (7,407,986)

Net cash used for financing activities	   (2,180,561)	    (746,416)

Net increase (decrease) in cash	1,717,793	(3,011,130)

Balance at beginning of period	   49,330,482	57,396,091

Balance at end of period	   51,048,275	54,384,961




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS &
Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S.
Treasury bills.  The Partnership pays brokerage fees to Morgan
Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
       MORGAN STANLEY SPECTRUM BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY SPECTRUM BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2003	9,506	5,548	15,054	Dec. 2003	Dec. 2003
Dec. 31, 2002	717,293	28,640	745,933	Mar. 2003	Mar. 2003

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



Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $51,057,781 and $50,047,775 at September 30, 2003 and December 31, 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded
       MORGAN STANLEY SPECTRUM BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $386,145 and posted a decrease in net asset value per Unit. The most significant losses of approximately 1.7% were recorded in the currency markets from positions in the New Zealand dollar versus the U.S. dollar during July and August as the value of the U.S. currency strengthened amid rising expectations for a U.S. economic recovery, only to subsequently reverse lower amid comments from U.S. monetary officials alluding to the benefits of a weaker U.S. dollar. Long positions in the Australian dollar versus the Japanese yen provided additional losses as the value of the Australian dollar declined during July in response to negative Australian economic data. Additional losses stemmed from long positions in the euro versus the Canadian dollar during August as the value of the Canadian currency strengthened amid rising commodity prices. During September, smaller losses stemmed from short positions in the euro versus the Canadian dollar as the value of the Canadian currency declined with the U.S. dollar and in response to poor Canadian economic data and the possibility of further interest rate cuts by the Bank of
       Canada.  In the energy markets, losses of approximately
0.4% were incurred from positions in crude oil futures during September as prices trailed lower throughout a majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 0.4% in the agricultural markets stemmed from long positions in corn futures during September after better than expected harvests and favorable weather forecasts forced prices lower. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.3% in the global stock index markets from long positions in Japanese stock index futures as prices jumped higher during July and August in response to increased investor demand triggered by record low Japanese government bond yields and robust Japanese economic data. Total expenses for the three months ended September 30, 2003 were $749,549, resulting in a net loss of $1,135,694. The net asset value of a Unit decreased from $15.64 at June 30, 2003 to $15.29 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $4,661,544 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.8% were recorded in the global interest rate markets, during February and May, from long positions in European and U.S. interest rate futures as
       prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investor preference for fixed income investments. Additional gains of approximately 3.0% were recorded primarily during the second quarter in the global stock index markets from long positions in European and U.S. stock index futures as global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains were recorded from long positions in Japanese stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record-low Japanese government bond yields, robust Japanese economic data and gains in the U.S. equity markets. Gains of approximately 1.0% in the energy markets were experienced, primarily during February, from long positions in crude oil futures as prices trended higher amid the increasing likelihood of military action against Iraq, and long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 0.9% in the agricultural markets from corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded inconsistently during April and August amid supply and weather-related issues. In the currency markets, small losses of approximately 0.3% were established from short positions in the euro versus the Canadian dollar during September as the value of the Canadian currency declined with the U.S. dollar. Smaller losses of approximately 0.3% in the metals markets were experienced primarily during June from long positions in copper futures as prices moved lower. Positions in copper futures incurred additional losses during July as prices moved in a choppy pattern due to a cloudy supply and demand outlook. Total expenses for the nine months ended September 30, 2003 were $2,214,054, resulting in net income of $2,447,490. The net asset value of a Unit increased from $14.57 at December 31, 2002 to $15.29 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $1,414,555 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 10.2% were recorded in the global stock index markets primarily from long positions in U.S. and European stock index futures, as equity prices retreated on continued geopolitical concerns and further uncertainty surrounding a global economic recovery. Additional losses of approximately 1.7% were recorded in the currency markets primarily from long Swiss franc/Japanese yen cross-rate positions as the value of the Japanese yen increased versus the Swiss franc. A portion of the Partnership's overall losses was
       offset by gains of approximately 8.9% in the global
interest rate markets, primarily in July, from previously established long European and U.S. interest rate futures positions, as investors sought the "safety" of bonds. Additional gains of approximately 0.4% were recorded in the energy markets from long positions in crude oil futures as prices climbed higher drawing strength from the threat of military action against Iraq. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $233,074 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $805,193, resulting in a net loss of $2,219,748. The net asset value of a Unit decreased from $15.62 at June 30, 2002 to $14.99 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading losses, net of interest income, of $1,857,310 and posted a decrease in net asset value per Unit. The most significant losses of approximately 13.7% were recorded in the global stock index markets primarily from long positions in U.S. and European stock index futures, especially German DAX Index futures, as equity prices decreased throughout a majority of the first nine months of the year on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional losses of approximately 0.8% were recorded in the agricultural
       markets primarily from both long and short positions in sugar. A portion of the Partnership's overall losses for the year was offset by gains of approximately 10.1% in the global interest rate markets during the period of June through September primarily from long positions in U.S. interest rate futures, as the domestic economic situation deteriorated further amid falling equity prices, concerns regarding corporate accounting integrity, and weak economic data. Additional gains of approximately 0.3% were recorded in the energy markets, primarily during March, from long positions in natural gas as prices trended higher amid a decline in supplies and severe weather factors in the northeast U.S. Total expenses for the nine months ended September 30, 2002 were $2,451,106, resulting in a net loss of $4,308,416. The net asset value of a Unit decreased from $16.21 at December 31, 2001 to $14.99 at September 30, 2002.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one
       day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $51 million and $53 million, respectively.

Primary Market         September 30, 2003    September 30, 2002
Risk Category             Value at Risk        Value at Risk

Interest Rate	(0.84)%	              (0.90)%

Equity	(0.72)	               (1.33)

Currency	(0.30)	               (0.71)

Commodity	(0.31)	               (0.30)

Aggregate Value at Risk	(1.02)%	              (1.57)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Interest Rate	(0.91)%	(0.37)%	(0.70)%
Equity	(0.79)	(0.59)	(0.72)
Currency	(0.66)	(0.19)	(0.38)
Commodity	(0.34)	(0.10)	(0.23)
Aggregate Value at Risk	(1.37)%	(0.76)%	(1.01)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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
may provide only limited insight into losses that could be incurred under certain unusual market movements.
       The VaR tables above present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the end of the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 94% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
       The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at September 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.
Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

       Equity.  The second largest market exposure of the
Partnership at September 30, 2003 was to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the DAX (Germany), S&P 500 (U.S.), FTSE (Britain) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to the euro, Canadian dollar, Australian dollar, Swiss franc and Japanese yen currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs.
       other currencies.  These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2003 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations
       influence price movements in these markets.  The
trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in euros and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded.
       Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 20,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on January 31, 1996 (SEC File Number 333-00494); such Units were allocated as follows: the Partnership 5,000,000, Spectrum Strategic 6,000,000, and Spectrum Technical 9,000,000.

The Partnership, Spectrum Strategic and Spectrum Technical collectively registered an additional 8,500,000 Units pursuant to
       another Registration Statement on Form S-1, which became effective on April 30, 1996 (SEC File Number 333-3222); such Units were allocated as follows: the Partnership 1,000,000, Spectrum Strategic 2,500,000, and Spectrum Technical 5,000,000.

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

Through September 30, 2003, 6,848,433.360 Units were sold, leaving 9,651,566.640 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $96,184,544.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital
       of the Partnership for use in accordance with the "Use of
Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's prospectus,
dated April 28, 2003, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 7, 2003.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's Form 10-K
       (File No. 0-26340) for the fiscal year ended
December 31, 1998 filed June 30, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and RXR, Inc., is incorporated
by reference to Exhibit 10.01 of the Partnership's Form
10-K (File No.0-26340) for fiscal year ended December 31,
1998 filed on June 30, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2003, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 7,
2003.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW and The Chase Manhattan Bank, as
escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 7, 2003.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
       reference to Exhibit 10.02 of the Partnership's
Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
26340) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26340)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2003       By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.























MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)






-