Form 10-Q
period 2004-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2004-05-14
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Yes     X      No___________


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X
       <table>
	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	19-31

Item 4.	Controls and Procedures	32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 2.	Changes in Securities and Use of Proceeds...........33-34

Item 6.	Exhibits and Reports on Form 8-K....................34-37



<page <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
               2004       	     2003
	   $	     $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	52,626,188	50,336,417

	Net unrealized gain on open contracts (MS&Co.)	     276,027	     1,845,313
	Net unrealized gain on open contracts (MSIL)	     108,224	     701,727

	    Total net unrealized gain on open contracts	384,251	2,547,040

	Net option premiums	            -       	     (39,600)

	     Total Trading Equity	53,010,439	52,843,857

Subscriptions receivable	1,784,530	1,036,417
Interest receivable (Morgan Stanley DW)	        43,079	       40,110

	     Total Assets	  54,838,048	53,920,384

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,455,465	1,033,040
Accrued brokerage fees (Morgan Stanley DW)	206,145	194,891
Accrued management fees	      56,019	       52,960

	     Total Liabilities	   1,717,629	  1,280,891

Partners' Capital

Limited Partners (3,421,410.965 and
    3,364,748.115 Units, respectively)	52,549,610	52,064,431
General Partner (37,164.331 Units)	      570,809	     575,062

	     Total Partners' Capital	  53,120,419	52,639,493

	     Total Liabilities and Partners' Capital	  54,838,048	53,920,384

NET ASSET VALUE PER UNIT                                                               15.36		          15.47

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	2,430,345	1,955,768
		Net change in unrealized	     (2,162,789)	 (1,155,260)

		   Total Trading Results 	                                                         267,556	800,508

	Interest income (Morgan Stanley DW)	       119,666	     146,451

			Total	       387,222	     946,959


EXPENSES
	Brokerage fees (Morgan Stanley DW)	609,953	578,909
	Management fees	       165,749	     157,314

			Total 	        775,702	     736,223


NET INCOME (LOSS)	        (388,480)	    210,736


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(384,227)	208,644
	General Partner	(4,253)	2,092


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.11)	0.05
	General Partner	(0.11)	0.05




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	3,460,180.682	49,814,229	591,203	50,405,432

Offering of Units	139,574.031	2,050,790	-   	2,050,790

Net Income                                                                -   	  	208,644	2,092	210,736

Redemptions	  (287,848.313)	 (4,201,113)	 (50,000)	 (4,251,113)

Partners' Capital,
	March 31, 2003	3,311,906.400	47,872,550	  543,295	48,415,845





Partners' Capital,
	December 31, 2003	3,401,912.446	52,064,431	575,062	52,639,493

Offering of Units	304,286.577	4,693,770	-   	4,693,770

Net Loss                                                                    -   	  	(384,227)	(4,253)	(388,480)

Redemptions	  (247,623.727)	 (3,824,364)	        -     	 (3,824,364)

Partners' Capital,
	March 31, 2004	3,458,575.296	52,549,610	  570,809	   53,120,419








The accompanying notes are an integral part of these financial statements.


       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(388,480)	210,736
Noncash item included in net income (loss):
		Net change in unrealized	2,162,789	1,155,260

(Increase) decrease in operating assets:
		Net option premiums	(39,600)	712,573
		Interest receivable (Morgan Stanley DW)	(2,969)	2,155

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	11,254	(9,122)
		Accrued management fees	       3,059	        (2,480)

Net cash provided by operating activities	   1,746,053	 2,069,122


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,693,770	2,050,790
Increase in subscriptions receivable	(748,113)	(217,986)
Increase in redemptions payable	422,425	652,336
Redemptions of Units	   (3,824,364)	 (4,251,113)

Net cash provided by (used for) financing activities	        543,718	 (1,765,973)

Net increase in cash	2,289,771	303,149

Balance at beginning of period	   50,336,417	49,330,482

Balance at end of period	    52,626,188                 	49,633,631




	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2004    491,422	(107,171)	384,251	Jun. 2004	Jun. 2004
Dec. 31, 2003	  2,472,718	74,322	2,547,040	Apr. 2004	Mar. 2004

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



Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $53,117,610 and $52,809,135 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform.
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
       These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership
       has performed in the past.  Past performance is not
necessarily indicative of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $387,222 and expenses totaling $775,702, resulting in a net loss of $388,480 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit decreased from $15.47 at December 31, 2003 to $15.36 at March 31, 2004.

The most significant trading losses of approximately 1.6% were experienced in the currency markets, primarily during March.
Long cross-rate positions in the Swiss franc and the Australian dollar - both versus the Japanese yen - resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also hurt as the dollar's value declined due to reduced Bank of Japan intervention activity. During January, long positions in the Mexican peso versus the U.S. dollar incurred losses as the peso's value fell under pressure from declining Mexican interest rates and U.S. dollar weakness against the euro. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 0.8% recorded in the global interest rate markets, primarily during February, from long positions in European and U.S. interest rate futures. Global bond prices rallied after
       governmental central banks, such as the European Central
Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. Additional gains of approximately 0.8% were recorded in the global stock index markets during January and February. Long U.S. stock index futures positions profited as U.S. equity prices moved higher in response to positive company earnings reports and signs of growing U.S. consumer confidence. Long positions in Asian and U.S. stock index futures recorded gains during February as global equity prices advanced amid upbeat corporate profit reports, merger and acquisition activity and a low-interest rate global environment.
For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $946,959 and expenses totaling $736,223, resulting in net income of $210,736 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $14.57 at December 31, 2002 to $14.62 at March 31, 2003.

The most significant trading gains of approximately 2.8% were recorded in the global interest rate markets primarily from long positions in European and U.S. interest rate futures as prices trended higher as investors continued to seek the safe haven of fixed income investments in response to prolonged uncertainty in global equity markets. Additional gains of approximately 1.5% were recorded in the energy markets from long positions in natural gas futures as prices jumped sharply higher during January and February in response to prolonged frigid temperatures in the northeastern and midwestern U.S. Further gains were recorded from long positions in crude oil futures as prices continued to trend higher during January and February amid the looming threat of military action against Iraq. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 3.1% in the global stock index markets from long positions in European, U.S., and Japanese stock index futures as global equity prices declined throughout a majority of the quarter amid ongoing fears concerning increased global tensions and economic uncertainty. Smaller losses of approximately 0.4% were recorded in the agricultural markets from short positions in corn futures as prices climbed higher in January on speculative buying.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $53 million and $48 million, respectively.

Primary Market            March 31, 2004      March 31, 2003
Risk Category             Value at Risk        Value at Risk

Interest Rate	(1.33)%              (0.37)%

Equity	  (1.27)               (0.59)

Currency	(0.51)               (0.19)

Commodity	(0.39)               (0.10)

Aggregate Value at Risk	   (1.56)%              (0.76)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	                      (1.33)%	(0.68)%	(0.89)%
Equity	(1.43)	(0.72)	(1.05)
Currency	(0.70)	(0.30)	(0.47)
Commodity	(0.39)	(0.15)	(0.26)
Aggregate Value at Risk	         (1.56)%	(0.89)%	(1.23)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 93% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at March 31, 2004 was to the global interest rate complex. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the
       Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations -
e.g., Australia.    Demeter anticipates that the G-7 countries
and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future.
The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2004 was to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the Nikkei (Japan), DAX (Germany), S&P 500 (U.S.), and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices.
       Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2004 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Australian dollar, Swiss franc, and Japanese yen currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and it's related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. All of the exposure was to corn. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in euros, Japanese yen, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 2,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on September 15, 1994 (SEC File Number 33-80146).

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

       The managing underwriter for the Partnership is Morgan
Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 7,355,214.825 Units were sold, leaving
9,144,785.175 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $103,953,369.

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
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on May 4, 2004.
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
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, as filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on May 4,
2004.
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
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26340) filed
       with the Securities and Exchange Commission on
November 1, 2001.
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

(B)  Reports on Form 8-K
On April 14, 2004 the Partnership filed the Current Report on form 8-K for the purpose of reporting, under Item 5, the Partnership's changes made to the Board of Directors of Demeter.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 17, 2004            By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





























MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)






1276: