Form 10-Q
period 2004-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2004-08-12
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)	3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)..	4

		Statements of Changes in Partners' Capital for the
	Six Months Ended June 30, 2004 and 2003 (Unaudited)..	5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	24-36

Item 4.	Controls and Procedures	36-37


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds...........38-39

Item 5.	Other Information...................................39-41

Item 6.	Exhibits and Reports on Form 8-K....................42-44



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    June 30,	     December 31,
                2004       	     2003
	   $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	50,820,919	50,336,417

	Net unrealized gain on open contracts (MS&Co.)	     624,170	     1,845,313
	Net unrealized gain (loss) on open contracts (MSIL)	         (57,408)	     701,727

	    Total net unrealized gain on open contracts	566,762	2,547,040

	Net option premiums	                                       -        	     (39,600)

	     Total Trading Equity	51,387,681	52,843,857

Subscriptions receivable	653,949	1,036,417
Interest receivable (Morgan Stanley DW)	           40,868	       40,110

	     Total Assets	    52,082,498	53,920,384

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,535,164	1,033,040
Accrued brokerage fees (Morgan Stanley DW)	196,217	194,891
Accrued management fees	         53,320	       52,960

	     Total Liabilities	     1,784,701	  1,280,891

Partners' Capital

Limited Partners (3,397,654.533 and
    3,364,748.115 Units, respectively)	49,753,581	52,064,431
General Partner (37,164.331 Units)	        544,216	     575,062

	     Total Partners' Capital	    50,297,797	52,639,493

	     Total Liabilities and Partners' Capital	    52,082,498	53,920,384

NET ASSET VALUE PER UNIT                                                                14.64		              15.47

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(2,024,820)	3,897,813
		Net change in unrealized	        182,511	       60,178

		   Total Trading Results 	                                         (1,842,309)               	3,957,991

	Interest income (Morgan Stanley DW)	      121,746	     142,739

			Total	  (1,720,563)	   4,100,730


EXPENSES
	Brokerage fees (Morgan Stanley DW)	598,522	572,665
	Management fees	     162,644	     155,617

			Total 	     761,166	     728,282


NET INCOME (LOSS)	  (2,481,729)	 3,372,448


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,455,136)	3,334,658
	General Partner	(26,593)	37,790


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.72)	1.02
	General Partner	(0.72)	1.02



	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2004   	   2003
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	405,525	5,853,581
		Net change in unrealized	     (1,980,278)	  (1,095,082)

		   Total Trading Results 	                                                      (1,574,753)	4,758,499

	Interest income (Morgan Stanley DW)	      241,412	       289,190

			Total	   (1,333,341)	     5,047,689


EXPENSES
	Brokerage fees (Morgan Stanley DW)	1,208,475	1,151,574
	Management fees	      328,393	        312,931

			Total 	    1,536,868	      1,464,505


NET INCOME (LOSS)	   (2,870,209)	      3,583,184


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,839,363)	3,543,302
	General Partner	(30,846)	39,882


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.83)	1.07
	General Partner	(0.83)	1.07




	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	3,460,180.682	49,814,229	591,203	50,405,432

Offering of Units	284,338.334	4,283,636	-   	4,283,636

Net Income                                                                -   	  	3,543,302	39,882	3,583,184

Redemptions	  (466,358.473)	 (6,966,343)	 (50,000)	 (7,016,343)

Partners' Capital,
	June 30, 2003	 3,278,160.543	50,674,824	  581,085	51,255,909





Partners' Capital,
	December 31, 2003	3,401,912.446	52,064,431	575,062	52,639,493

Offering of Units	529,244.744	8,008,586	-  	8,008,586

Net Loss                                                                -   	  	(2,839,363)	(30,846)	(2,870,209)

Redemptions	  (496,338.326)	 (7,480,073)	           -   	 (7,480,073)

Partners' Capital,
	June 30, 2004	 3,434,818.864 	49,753,581	  544,216	50,297,797









The accompanying notes are an integral part
</table>	of these financial statements.
       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(2,870,209)	3,583,184
Noncash item included in net income (loss):
		Net change in unrealized	1,980,278	1,095,082

(Increase) decrease in operating assets:
		Net option premiums	(39,600)	712,573
		Interest receivable (Morgan Stanley DW)	(758)	6,539

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	1,326	(5,048)
		Accrued management fees	        360	       (1,373)

Net cash provided by (used for) operating activities	   (928,603)	  5,390,957


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	8,008,586	4,283,636
(Increase) decrease in subscriptions receivable	382,468	(156,000)
Increase in redemptions payable	502,124	29,456
Redemptions of Units	  (7,480,073)	 (7,016,343)

Net cash provided by (used for) financing activities	    1,413,105	 (2,859,251)

Net increase in cash	484,502	2,531,706

Balance at beginning of period	   50,336,417	  49,330,482

Balance at end of period	               50,820,919	               51,862,188




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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


      MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
      MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
      MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2004  	  580,573	(13,811)	566,762	Dec. 2004       	Sep. 2004
Dec. 31, 2003	  2,472,718	74,322	2,547,040	Apr. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the
      MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparties, with respect to most of the Partnership's assets.



Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $51,401,492 and $52,809,135 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co., and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $1,720,563 and expenses totaling $761,166, resulting in a net loss of $2,481,729 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $15.36 at March 31, 2004 to $14.64 at June 30, 2004.

The most significant trading losses of approximately 2.2% were incurred in the global interest rate markets, primarily during April, from long European and Australian interest rate futures positions as fixed income prices tumbled following the release of stronger-than-expected U.S. economic data. Losses were also recorded during June from long positions in Japanese government bond futures as prices decreased due to rising yields and an improving Japanese economy. Additional losses of approximately 1.0% resulted in the currency markets during April from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged in response to announcements regarding better-than-expected U.S. economic data. Losses were also incurred on short U.S. dollar positions against the South African rand during April as the dollar benefited from rising U.S. interest rates and the
       perception that the U.S. economy was experiencing a
sustainable recovery. During May, long positions in the U.S. dollar versus the South African rand resulted in losses as the commodity-linked rand reversed higher in response to rising gold prices. Partnership losses of approximately 0.5% stemmed from long futures positions in corn during April. In the agricultural markets, corn prices declined, spurred by news of lower U.S. exports and increased plantings in the U.S. Corn Belt. During May, short futures positions in corn also resulted in losses as prices moved higher during the final week of the month due to delayed planting caused by inclement weather. Losses of approximately 0.2% were experienced in the energy sector from long futures positions in crude oil and its related products as prices reversed in early April following the release of data indicating larger-than-expected U.S. supplies. Long futures positions in crude oil and its related products produced additional losses during June as prices reversed lower following news that OPEC moved to increase its daily production quota. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 0.5% in the global stock index markets. Long positions in European stock index futures profited as stock prices moved higher amid the release of favorable corporate earnings and positive economic data.

The Partnership recorded losses net of interest income totaling $1,333,341 and expenses totaling $1,536,868, resulting in a net
       loss of $2,870,209 for the six months ended June 30, 2004.
 The Partnership's net asset value per Unit decreased from $15.47 at December 31, 2003 to $14.64 at June 30, 2004.

The most significant trading losses of approximately 2.6% were experienced in the currency markets, primarily during March.
Long cross rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also hurt as the dollar's value declined due to reduced Bank of Japan intervention activity. During April, losses were incurred from long positions in the Japanese yen and Singapore dollar versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Losses were also incurred on short U.S. dollar positions against the South African rand, as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. In the global interest rate markets, losses of approximately 1.4% were incurred during January from long positions in Australian interest rate futures as prices moved lower in sympathy with U.S. fixed income prices after the U.S. Federal Reserve hinted at possible rate increases in the near future. Additional losses stemmed from positions in
       Japanese government bond futures during June as prices first decreased due to rising yields and an improving Japanese economy and then increased sharply after the Bank of Japan voted to maintain interest rates close to zero. During April, losses were incurred on long European interest rate futures positions as global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data. Smaller Partnership losses of approximately 0.2% were recorded in the agricultural markets from trading in cocoa futures during the first six months of the year. In the metals markets, losses of approximately 0.2% resulted from long futures positions in nickel as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May also experienced losses as prices increased during the last week of the month due to a weaker U.S. dollar and strong Asian demand. A portion of the Partnership's losses during the first six months of the year was offset by gains of approximately 1.3% achieved in the global stock index markets. Long positions in Japanese stock index futures contributed to gains as Japanese equity prices strengthened during June amid renewed investor sentiment regarding the Japanese economic recovery. Long U.S. stock index futures positions recorded gains as U.S. equity prices moved higher in response to positive company earnings reports, in addition to signs of growing U.S. consumer confidence during January. Long positions in Asian and U.S. stock index futures both recorded gains during February as global equity prices
       advanced amid upbeat corporate profit reports, merger and acquisition activity and a low-interest rate environment.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $4,100,730 and expenses totaling $728,282, resulting in net income of $3,372,448 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $14.62 at March 31, 2003 to $15.64 at June 30, 2003.

The most significant trading gains of approximately 4.9% were recorded in the global stock index markets from long positions in European stock index futures during April, May, and June as equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates in the U.S. Long positions in U.S. stock index futures recorded gains during May as equity prices rallied in response to the prospect of lower interest rates. During June, long positions in Japanese stock index futures also provided gains as Japanese equity prices increased amid strength in U.S. stocks and foreign demand for Japanese high-technology, automaker, export, and defensive stocks. Additional gains of approximately 3.0% were provided in the global interest rate markets from long positions in U.S. and European interest rate futures as prices continued to trend higher during May amid speculation of an interest rate cut by the
       U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.3% in the metals markets from long positions in nickel futures as prices declined during June amid easing supply concerns.

The Partnership recorded revenues including interest income totaling $5,047,689 and expenses totaling $1,464,505, resulting in net income of $3,583,184 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $14.57 at December 31, 2002 to $15.64 at June 30, 2003.

The most significant trading gains of approximately 5.8% were recorded in the global interest rate markets, during February and May, from long positions in European and U.S. interest rate futures as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investors preference for fixed income investments. Additional gains of approximately 1.7% were recorded during the second quarter in the global stock index markets from long positions in European and U.S. stock index futures as global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Gains of approximately 1.4% in the energy markets were recorded, primarily during February, from long positions in crude oil
       futures, as prices continued to trend higher amid the increasing likelihood of military action against Iraq, and long positions in natural gas futures, as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In the currency markets, gains of approximately 1.4% were provided, primarily during April, from long positions in the Australian dollar versus the Japanese yen as the yen's value declined amid SARS-related fears. Long positions in the euro versus the U.S. dollar during May also provided gains amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. A portion of the Partnership's overall gains for the first half of the year was offset by small losses of approximately 0.5% in the agricultural markets from short corn futures positions during January as the price of corn moved higher, elevated by strong prices in wheat futures. In April, long positions in corn futures experienced additional losses as prices reversed lower amid news of increased supply. Smaller losses of approximately 0.2% in the metals markets were experienced primarily during June from long positions in copper futures as prices moved lower.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio
       (using delta-gamma approximations) for each of the
historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets
       by primary market risk category at June 30, 2004 and 2003.
At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $50 million and $51 million, respectively.
Primary Market            June 30, 2004        June 30, 2003
Risk Category             Value at Risk        Value at Risk

Equity	(1.07)%              (0.76)%

Interest Rate	(0.60)               (0.68)

Currency	(0.21)               (0.36)

Commodity	(0.06)               (0.15)

Aggregate Value at Risk	 (0.92)%              (0.89)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.
Primary Market Risk Category        High      Low      Average
Equity	(1.43)%	(0.72)%	(1.12)%
Interest Rate	(1.33)	(0.60)	(0.87)
Currency	(0.70)	(0.21)	(0.43)
Commodity	(0.39)	(0.06)	(0.24)
Aggregate Value at Risk	         (1.56)%	(0.92)%	(1.24)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk
       of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual
       losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 96% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute
       forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at June 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and
       Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the Nikkei (Japan), S&P 500 (U.S.), DAX (Germany), and FTSE (Britain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia.
Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of
       the Partnership for the foreseeable future.  The
speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Australian dollar, and Japanese yen currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Energy. The Partnership's energy exposure at June 30, 2004, was shared primarily by futures contracts in crude oil and
       it's related products. Price movements in these
markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. All of the exposure was to the cocoa and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros, Japanese yen, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2004, 7,580,172.992 Units were sold, leaving
8,919,827.008 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $107,268,185.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was
       appointed to a newly created position, Director of
Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
       Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW and The Chase Manhattan
Bank, as escrow agent, is incorporated by reference to
Exhibit 10.13 of the Partnership's Registration Statement
on Form S-1 (File No. 333-90475) filed with the
Securities and Exchange Commission on November 2, 2001.
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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 16, 2004         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

























MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)






-