Form 10-Q
period 2004-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2004-11-12
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3782232
(State or other jurisdiction of			 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY	 							    10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
		(Unaudited) and December 31, 2003	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)	3

		Statements of Changes in Partners' Capital for the
	Nine Months Ended September 30, 2004 and 2003 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	25-38

Item 4.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds..............39

Item 5.	Other Information......................................40

Item 6.	Exhibits and Reports on Form 8-K....................40-42




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	 September 30,	     December 31,
                      2004       	     2003
	   $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	47,741,387	50,336,417

	Net unrealized gain on open contracts (MS&Co.)	     801,257	     1,845,313
	Net unrealized gain on open contracts (MSIL)	       44,246	     701,727

	    Total net unrealized gain on open contracts	845,503	2,547,040

	Net option premiums	                                            -             	     (39,600)

	     Total Trading Equity	48,586,890	52,843,857

Subscriptions receivable	630,428	1,036,417
Interest receivable (Morgan Stanley DW)	         59,153	       40,110

	     Total Assets	  49,276,471	53,920,384

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	919,680	1,033,040
Accrued brokerage fees (Morgan Stanley DW)	185,941	194,891
Accrued management fees	         50,528	       52,960

	     Total Liabilities	   1,156,149	  1,280,891

Partners' Capital

Limited Partners (3,332,723.713 and
    3,364,748.115 Units, respectively)	47,589,634	52,064,431
General Partner (37,164.331 Units)	       530,688	     575,062

	     Total Partners' Capital	   48,120,322	52,639,493

	     Total Liabilities and Partners' Capital	  49,276,471	53,920,384

NET ASSET VALUE PER UNIT                                                    	           14.28	              15.47

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




          For the Three Months                         	  For the Nine Months
  	   Ended September 30,	                      Ended September 30,

                         2004   	    2003    	    2004   	    2003
                                                                                    $		   $			$		 $
REVENUES
	Trading profit (loss):
		Realized	 (972,761)	(868,905)	(567,236)		4,984,676
		Net change in unrealized	   278,741	        364,203 	   (1,701,537)		         (730,879)

		   Total Trading Results 	 (694,020)		 (504,702)		(2,268,773)		4,253,797

	Interest income (Morgan Stanley DW)	   162,100                     118,557	     403,512		       407,747

		   Total  	   (531,920)	       (386,145)	  (1,865,261)		     4,661,544

EXPENSES
	Brokerage fees (Morgan Stanley DW)	564,825	589,388	1,773,300		1,740,962
	Management fees	    153,486	       160,161	    481,879		        473,092

		   Total 	    718,311	        749,549	  2,255,179		     2,214,054


NET INCOME (LOSS) 	 (1,250,231)	   (1,135,694)	   (4,120,440)		    2,447,490


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,236,703)		  (1,122,914)	(4,076,066)		2,420,388
	General Partner 	(13,528)	     (12,780)	(44,374)		27,102


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.36)	  (0.35)	(1.19)	0.72
	General Partner	(0.36)	(0.35)	(1.19)	0.72




	The accompanying notes are an integral part of these financial statements.

        <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2002	3,460,180.682	49,814,229	591,203	50,405,432

Offering of Units	487,521.999	7,416,842	-   	7,416,842

Net Income                                                                -   	  	2,420,388	27,102	2,447,490

Redemptions	  (595,827.047)	 (8,963,925)	 (50,000)	 (9,013,925)

Partners' Capital,
	September 30, 2003	 3,351,875.634	50,687,534	  568,305	51,255,839





Partners' Capital,
	December 31, 2003	3,401,912.446	52,064,431	575,062	52,639,493

Offering of Units	648,624.940	9,713,761	-  	9,713,761

Net Loss                                                                -   	  	(4,076,066)	(44,374)	(4,120,440)

Redemptions	  (680,649.342)	 (10,112,492)	           -       	 (10,112,492)

Partners' Capital,
	September 30, 2004	 3,369,888.044	  47,589,634	   530,688	  48,120,322









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2004     	      2003
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(4,120,440)	2,447,490
Noncash item included in net income (loss):
		Net change in unrealized	1,701,537	730,879

(Increase) decrease in operating assets:
		Net option premiums	(39,600)	712,573
		Interest receivable (Morgan Stanley DW)	(19,043)	13,603

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(8,950)	(4,868)
		Accrued management fees	       (2,432)	       (1,323)

Net cash provided by (used for) operating activities	  (2,488,928)	  3,898,354


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	9,713,761	7,416,842
(Increase) decrease in subscriptions receivable	405,989	(136,636)
Decrease in redemptions payable	(113,360)	(446,842)
Redemptions of Units	 (10,112,492)	 (9,013,925)

Net cash used for financing activities	       (106,102)	 (2,180,561)

Net increase (decrease) in cash	(2,595,030)	1,717,793

Balance at beginning of period	   50,336,417	  49,330,482

Balance at end of period	                      47,741,387  	               51,048,275



The accompanying notes are an integral part of these financial statements.




MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily Net Assets for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	   Traded 	     Traded   	Total	 Traded  	   Traded
	$	$	$

Sep. 30, 2004  	  783,401	62,102	845,503	Mar. 2005	Dec. 2004
Dec. 31, 2003	  2,472,718	74,322	2,547,040	Apr. 2004	Mar. 2004

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $48,524,788 and $52,809,135 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.






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

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $531,920 and expenses totaling $718,311, resulting in a net loss of $1,250,231 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $14.64 at June 30, 2004 to $14.28 at September 30, 2004.

The most significant trading losses of approximately 2.1% incurred in the global stock index markets resulted primarily during July and August from long positions in Japanese, European, and U.S. stock index futures. During July, long positions experienced losses as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. Long positions in these markets incurred additional losses during August as equity prices declined amid climbing energy prices and a conflicted economic picture generated by U.S. economic reports. Additional losses of approximately 1.5% resulted in the currency markets throughout the quarter. During July, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency
       reversed higher amid speculation for increases in
Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to stronger Japanese equity prices and the release of positive Japanese economic data.
During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the dollar reversed lower amid perceptions that the U.S. Federal Reserve had reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also resulted in losses during September as the yen declined from Japan's swelling national debt and a reversal of the dollar's value in response to a hike in U.S. interest rates. The metals markets generated losses of approximately 0.4%, primarily during July and August, from long futures positions in precious and base metals after industrial metals prices declined amid a slowdown in demand from China, while precious metals prices fell amid a rebound in the value of the U.S. dollar. Smaller losses of approximately 0.2% resulted in the agricultural markets from futures positions in cotton, soybean oil, and sugar. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.0% achieved in the global interest rates markets, primarily during August, from long positions in U.S., European, Japanese, and Australian interest rate futures as prices trended higher in response to a surge in oil prices, a
       drop in equity prices and a conflicted economic picture generated by U.S. economic reports. Additional gains of approximately 0.8% were recorded in the energy markets throughout the quarter from long futures positions in crude oil and its related products as crude oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply.

The Partnership recorded losses net of interest income totaling $1,865,261 and expenses totaling $2,255,179, resulting in a net loss of $4,120,440 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $15.47 at December 31, 2003 to $14.28 at September 30, 2004.

The most significant trading losses of approximately 4.1% were experienced in the currency markets. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the dollar's value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen and Singapore dollar versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from
       weakening efforts by the Japanese government through
currency market interventions. Losses were also incurred on short U.S. dollar positions against the South African rand as the dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data.
During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also supplied losses during September as the yen declined from Japan's swelling national debt and a reversal of the dollar's value in response to a hike in U.S. interest rates. Losses of approximately 0.9% occurred in the global stock index markets, primarily during the third quarter, from long positions in European, Japanese, and U.S. stock index futures. Long positions experienced losses as prices reversed lower during July due to the release of disappointing U.S. employment data, surging energy prices and new
       warnings concerning potential terrorist attacks.  Long positions in these markets incurred additional losses during August as equity prices declined amid climbing energy prices and a conflicted economic picture generated by U.S. economic reports. In the metals markets, losses of approximately 0.6% resulted from long futures positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May experienced losses as prices increased during the last week of the month due to a weaker U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long futures positions in precious and base metals after industrial metals prices declined amid a slowdown in demand from China, while precious metals prices fell amid a rebound in the value of the U.S. dollar. Smaller losses of approximately 0.4% were experienced in the agricultural markets from positions in cocoa, cotton, and sugar. A portion of the Partnership's overall losses during the first nine months of the year was offset by gains of approximately 0.8% achieved in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and supply concerns. Further gains of approximately 0.7% in the global interest rates markets resulted during the first and third quarters of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions
       benefited from a rally in bond prices sparked by low
inflation and reduced concerns for increases in interest rates. During the third quarter, long positions profited as prices trended higher in response to a surge in oil prices, a drop in equity prices and a conflicted economic picture generated by U.S. economic reports.


For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $386,145 and expenses totaling $749,549, resulting in a net loss of $1,135,694 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $15.64 at June 30, 2003 to $15.29 at September 30, 2003.

The most significant trading losses of approximately 1.7% were recorded in the currency markets from positions in the New Zealand dollar versus the U.S. dollar during July and August as the value of the U.S. currency strengthened amid rising expectations for a U.S. economic recovery, only to subsequently reverse lower amid comments from U.S. monetary officials alluding to the benefits of a weaker U.S. dollar. Long positions in the Australian dollar versus the Japanese yen provided additional losses as the value of the Australian dollar declined during July in response to negative Australian economic data. Additional losses stemmed from long positions in the euro versus the Canadian dollar during August as the value of the Canadian currency strengthened amid rising commodity prices. During September, smaller losses stemmed from short positions in the euro versus the Canadian dollar as the value of the Canadian currency declined with the U.S. dollar and in response to poor Canadian economic data and the possibility of further interest rate cuts by the Bank of Canada. In the energy markets, losses of approximately 0.4% were incurred from positions in crude oil futures during September as prices trailed lower throughout a majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 0.4% in the agricultural markets stemmed from long positions in corn futures during September after better-than-expected harvests and favorable weather forecasts forced prices lower. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.3% in the global stock index markets from long positions in Japanese stock index futures as prices jumped higher during July and August in response to increased investor demand triggered by record low Japanese government bond yields and robust Japanese economic data.

The Partnership recorded revenues including interest income totaling $4,661,544 and expenses totaling $2,214,054, resulting in net income of $2,447,490 for the nine months ended September
       30, 2003.  The Partnership's net asset value per Unit increased from $14.57 at December 31, 2002 to $15.29 at September
30, 2003.

The most significant trading gains of approximately 5.8% were recorded in the global interest rate markets, during February and May, from long positions in European and U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investor preference for fixed income investments. Additional gains of approximately 3.0% were recorded primarily during the second quarter in the global stock index markets from long positions in European and U.S. stock index futures as global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains were recorded from long positions in Japanese stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record-low Japanese government bond yields, robust Japanese economic data and gains in the U.S. equity markets. Gains of approximately 1.0% in the energy markets were experienced, primarily during February, from long positions in crude oil futures as prices trended higher amid the increasing likelihood of military action against Iraq, and long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished
       supplies.  A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 0.9% in the agricultural markets from corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded inconsistently during April and August amid supply and weather-related issues. In the currency markets, small losses of approximately 0.3% were established from short positions in the euro versus the Canadian dollar during September as the value of the Canadian currency declined with the U.S. dollar. Smaller losses of approximately 0.3% in the metals markets were experienced primarily during June from long positions in copper futures as prices moved lower. Positions in copper futures incurred additional losses during July as prices moved in a choppy pattern due to a cloudy supply and demand outlook.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $48 million and $51 million, respectively.

Primary Market          September 30, 2004   September 30, 2003
Risk Category             Value at Risk        Value at Risk

Equity	(1.48)%              (0.72)%

Interest Rate	(0.84)               (0.84)

Currency	(0.35)               (0.30)

Commodity	(0.92)               (0.31)

Aggregate Value at Risk	(2.03)%              (1.02)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Equity	(1.48)%	(1.07)%	(1.31)%
Interest Rate	(1.33)	(0.60)	(0.87)
Currency	(0.70)	(0.21)	(0.45)
Commodity	(0.92)	(0.06)	(0.39)
Aggregate Value at Risk	(2.03)%	(0.92)%	(1.50)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 95% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash
       management income.  This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at September 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the DAX (Germany), FTSE (Britain), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, Australian, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia.
Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.
       Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates
- i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Swiss franc, Canadian dollar, Australian dollar, and Japanese yen currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with of the Partnership's currency trades will change significantly in the future.

Commodity.
Energy. The Partnership's energy exposure at September 30, 2004, was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, zinc, and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and sugar markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in euros, Australian dollars, Swiss francs, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back
       into U.S. dollars upon liquidation of their
respective positions.

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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
       13a-15(e) and 15d-15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.

(b)	There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Registration Statement on Form S-1  Units Registered
Effective Date      File Number

Initial Registration	2,000,000.000		September 15, 1994	  33-80146
Additional Registration	5,000,000.000		January 31, 1996    333-00494
Additional Registration	1,000,000.000		 April 30, 1996	       333-3222
Additional Registration	3,000,000.000		February 28, 2000   333-90475
Additional Registration	  5,500,000.000		April 28, 2003     333-104002
   Total Units Registered       16,500,000.000

Units sold through 9/30/04	       7,699,553.188
Units unsold through 9/30/04	     8,800,446.812

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $108,973,360.

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


Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's Form 10-K
(File No. 0-26340) for the fiscal year ended December 31,
1998 filed with the Securities and Exchange Commission on
June 30, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and RXR, Inc., is incorporated
by reference to Exhibit 10.01 of the Partnership's Form
10-K (File No. 0-26340) for fiscal year ended December
31, 1998 filed with the Securities and Exchange
Commission on June 30, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004 as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 4,
2004.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW and The Chase Manhattan Bank, as
escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 4, 2004.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November
1, 2001.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
26340) filed with the Securities and Exchange Commission
on November 1, 2001.
10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-26340)
filed with the Securities and Exchange Commission on
November 1, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
       pursuant to 18 U.S.C. Section 1350, as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 15, 2004       By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
























MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




-