Form 10-K
period 2004-12-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2005-03-23
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3782232
(State or other jurisdiction of		  	        (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY                     	    			 	  10017
(Address of principal executive offices)		 		(Zip Code)

Registrant?s telephone number, including area code     	   (212) 905-2700


Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
    Title of each class  					  on which registered

		None								   None

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

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$49,753,581 at June 30, 2004.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2004
<caption>                     Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item  1.	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.	Properties . . . . . . . . . . . . . . . . . . . . . . . 5-6

	Item  3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  6

	Item  4.	Submission of Matters to a Vote of Security Holders . . .  6

Part II.

	Item 5. 	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .7-8

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . .  9

	Item  7.	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . .10-24

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  24-37

		Item  8.	Financial Statements and Supplementary Data . . . . . . . 38

		Item  9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 38

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .39-41

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . .41-42
Part III.

	Item 10.		Directors and Executive Officers of the Registrant . . 43-49

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .49

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . 49-50

	Item 13.	Certain Relationships and Related Transactions . . . . . .50

	Item 14.		Principal Accounting Fees and Services. . . . . . . . .50-52
Part IV.
	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K . . . . . . . . . . . . . . . . .  53-54


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



     Documents Incorporated                      Part of Form 10-K

	Partnership?s Prospectus dated
	April 28, 2004	            I
	Partnership?s Supplement to the
	Prospectus dated October 19, 2004		       I

	Annual Report to Morgan Stanley
	Spectrum Series Limited Partners
	for the year ended December 31,
	2004	     II, III, and IV






















       PART I

Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Spectrum Glo-bal Balanced L.P. (the ?Partnership?) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on November 2, 1994. The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the ?Spectrum Series?).

The Partnership's general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC (the ?Trading Advisor?) is the trading advisor to the Partnership.
       Units of limited partnership interest (?Unit(s)?) are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership?s net asset value per Unit at December 31, 2004 was $14.61, representing a decrease of 5.6 percent from the net asset value per Unit of $15.47 on December 31, 2003. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor.
For a detailed description of the different facets of the





       Partnership's business, see those portions of the
Partnership's prospectus, dated April 28, 2004 (the ?Prospectus?)
and the Partnership?s supplement to the Prospectus dated October
19, 2004, (the ?Supplement?) incorporated by reference in this
Form 10-K, set forth below.
	Facets of Business
	1.	Summary	1.	?Summary? (Pages 1-9 of
			 the Prospectus and Pages
			 S-1 ? S-2 of the
			 Supplement).

	2.	Futures, Options, and	2.	?The Futures, Options, and
		Forwards Markets		 Forwards Markets? (Pages
				 140-144 of the Prospectus).

	3.	Partnership's Trading	3.	?Use of Proceeds? (Pages
		Arrangements and		 26-28 of the Prospectus
		Policies		 and Page S-6 of the
				 Supplement). ?The Trading
				 Advisors? (Pages 68-118
				 of the Prospectus and Pages
				 S-31 ? S-41 of the Supple-
				 ment).

	4.	Management of the Part-	4.	?The Trading Advisors -
	       nership		 The Management Agree-
				 ments? (Page 68 of the
				 Prospectus), ?The
				 General Partner? (Pages
				 63-67 of the Prospectus
				 and Pages S-28 ? S-30
				 of the Supplement), ?The
	 Commodity Brokers?
  (Pages 121-122 of the
 Prospectus and Page S-41
 of the Supplement	) and
 ?The Limited Partnership
	 Agreements?(Pages 123-
	 127 of the Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax  Considerations? and
				?State and Local Income Tax
                   		 Aspects? (Pages 133-139 of
				 the Prospectus).
       (d) Financial Information about Geographic Areas.  The
Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 330 Madison Avenue, 8th Floor, New York, NY 10017.
       Demeter changed its address in August 2004 from 825 Third
Avenue, 9th Floor, New York, NY 10022 to 330 Madison Avenue, 8th Floor, New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


       PART II


Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2004 was approximately 7,762.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership?s profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through December 31, 2004 was $110,846,883.

       <table> (e) Underwriter.  The managing underwriter for the
Partnership is Morgan Stanley DW.

(f) Use of Proceeds.
	<caption>				SEC
Registration Statement on Form S-1  Units Registered     Effective Date      File Number

Initial Registration	2,000,000.000		September 15, 1994	  33-80146
Additional Registration	5,000,000.000		January 31, 1996    333-00494
Additional Registration	1,000,000.000		 April 30, 1996	       333-3222
Additional Registration	3,000,000.000		February 28, 2000   333-90475
Additional Registration	  5,500,000.000		April 28, 2003     333-104002
   Total Units Registered       16,500,000.000

Units sold through 12/31/04	      7,828,946.511
Units unsold through 12/31/04    8,671,053.489

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.

       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)





	       		 	       For the Years Ended December 31,
                      2004          2003  	        2002            2001         2000

Total Trading Results
including interest		    (51,621)	    6,038,905     (2,566,396)    3,150,268     3,692,479


Net Income (Loss)	 	 (3,017,628)    3,077,508     (5,786,918)     (152,599)      439,354


Net Income (Loss)
Per Unit (Limited
& General Partners) 	 	(0.86)         0.90          (1.64)        (0.05)        0.14


Total Assets 		 50,433,972	   53,920,384     51,559,238    58,790,758	  56,740,136


Total Limited Partners?
Capital		  	 49,068,822	   52,064,431     49,814,229    57,127,967	  55,220,008


Net Asset Value Per
Unit 			  		14.61         15.47  	    14.57 	      16.21	       16.26

        Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   	    CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.


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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of
       the Trading Advisor's trading activities on behalf of the
Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.


       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest totaling $(51,621) and expenses totaling $2,966,007, resulting in a net loss of $3,017,628 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $15.47 at December 31, 2003 to $14.61 at December 31, 2004. Total redemptions and subscriptions for the year were $11,597,531 and $11,587,284, respectively, and the Partnership?s ending capital was $49,611,618 at December 31, 2004, a decrease of $3,027,875 from ending capital at December 31, 2003 of $52,639,493.

The most significant trading losses of approximately 2.0% were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar?s value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S.
       dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data.
During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also resulted in losses during September as the yen declined due to Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. Additional losses of approximately 1.4% were established in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a
       strengthening of the U.S. dollar during January.  Short nickel futures positions during May experienced losses as prices increased due to weakness in the U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China. Newly established long futures positions created further losses during the fourth quarter as prices weakened amid concern for demand and an advancing U.S. dollar. In the agricultural markets, losses of approximately 1.3% were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during August, October, and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Losses were also experienced from positions in cocoa as a result of ?whipsawing? in prices due to supply and demand concerns throughout most of the year. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 1.9% achieved in the global stock index markets, primarily during November and December from long positions in European and U.S. stock index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings. Partnership gains of approximately 0.6% were achieved
       in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher amid heavy market demand and supply concerns. Further gains of approximately 0.5% in the global interest rates markets resulted during the first and third quarter of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.

The Partnership recorded total trading results including interest totaling $6,038,905 and expenses totaling $2,961,397, resulting in net income of $3,077,508 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $14.57 at December 31, 2002 to $15.47 at December 31, 2003. Total redemptions and subscriptions for the year were $11,335,344 and $10,491,897, respectively, and the Partnership?s ending capital was $52,639,493 at December 31, 2003, an increase of $2,234,061 from ending capital at December 31, 2002 of $50,405,432.

The most significant trading gains of approximately 7.1% were recorded in the global stock index markets by long positions in
       European and U.S. stock index futures during the second quarter as global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains were recorded from long positions in Japanese stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record-low Japanese government bond yields, robust Japanese economic data, and gains in the U.S. equity markets. During the fourth quarter, further gains were provided by long European, U.S., and Asian equity index futures positions. The release of favorable economic data and an inflow of investor assets into equities spurred in part by strong U.S. manufacturing data and the strongest U.S. quarterly growth rate in twenty years helped boost global equity prices. Additional gains of approximately 2.5% were recorded in the global interest rate markets, during February and May, from long positions in European and U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investor preference for fixed income investments. Gains of approximately 1.1% in the metals markets were experienced, primarily during October, by long futures positions in nickel and copper as industrial metals prices rallied in response to increased demand, especially from China, as well as to growing investor sentiment that the global economy was on the path to recovery. A portion of the Partnership?s
       overall gains for the year was offset by losses of
approximately 1.2% in the agricultural markets from corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded inconsistently during April and August amid supply and weather-related issues. Long positions in cotton and corn futures during November added to losses within this sector as the prices of those commodities reversed lower.

The Partnership recorded total trading results including interest totaling $(2,566,396) and expenses totaling $3,220,522, resulting in a net loss of $5,786,918 for the year ended December 31, 2002. The Partnership?s net asset value per Unit decreased from $16.21 at December 31, 2001 to $14.57 at December 31, 2002. Total redemptions and subscriptions for the year were $10,422,804 and $8,829,394, respectively, and the Partnership?s ending capital was $50,405,432 at December 31, 2002, a decrease of $7,380,328 from ending capital at December 31, 2001 of $57,785,760.

The most significant trading losses of approximately 14.2% were recorded in the global stock index futures markets from long positions in European, U.S., and Japanese stock index futures as prices continued to weaken throughout the majority of the year, particularly during July, September, and December, amid continued economic uncertainty and ongoing political concerns. A portion of the Partnership?s overall losses was offset by gains of
       approximately 7.4% recorded in the global interest rate futures markets from long positions in European, Japanese, and U.S. interest rate futures, predominantly during the third quarter, as prices trended higher amid a shift in assets from stocks into bonds as investors sought the ?safe-haven? of fixed income investments. In the currency markets, during May, June, and December, additional profits of approximately 1.3% were recorded from long positions in the euro and Swiss franc versus the U.S. dollar as the U.S. dollar?s value weakened amid investors? fears concerning increased global tensions, specifically the threat of war between India and Pakistan, the looming threat of a military strike against Iraq, and the resumption of North Korea?s nuclear program.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2004 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.




       Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisor?s internal controls, the Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

       Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers
       inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.
       For additional information, see the ?Financial
Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR
       would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at December 31, 2004 and 2003. At December 31, 2004 and 2003, the Partnership?s total capitalization was approximately $50 million and $53 million, respectively.

Primary Market          December 31, 2004	December 31, 2003
Risk Category			 Value at Risk	  	   Value at Risk

Equity		  		    (1.64)%			 (1.43)%
Interest Rate		  	    (0.63)    			 (0.72)
Currency		 		    (0.53)    			 (0.70)
Commodity		  		    (0.18)    			 (0.19)
Aggregate Value at Risk	    (1.47)%			 (1.46)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2004 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2004 through December 31, 2004.

Primary Market Risk Category        High      Low     Average
Equity		            		(1.64)%	(1.07)%	(1.36)%
Interest Rate                      (1.33)	(0.60)	(0.85)
Currency						(0.53)	(0.21)	(0.40)
Commodity					 	(0.92)	(0.06)	(0.39)
Aggregate Value at Risk   		(2.03)%	(0.92)%	(1.50)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2003, and for the four quarter-end reporting periods during calendar year 2004. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.
The Partnership also maintains a substantial portion (approximately 91% as of December 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the
       strategies used and to be used by Demeter and the Trading
Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2004 was to the global stock index sector, primarily equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2004, the Partnership?s primary exposures were to the DAX (Germany), FTSE (Britain), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium,
       or long-term interest rates may have an effect on the
Partnership.

Currency. The third largest market exposure of the Partnership at December 31, 2004 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At December 31, 2004, the Partnership?s major exposures were to the euro, Japanese yen, Swiss franc, Australian dollar, and Canadian dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At December 31, 2004, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in
       these markets result from geopolitical developments,
particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At December 31, 2004, the Partnership had market exposure in the metals sector. The Partnership's metals exposure at December 31, 2004 was to fluctuations in the price of base metals, such as zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2004, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, wheat, soybeans, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2004:

Foreign Currency Balances.	The Partnership?s primary
foreign currency balances at December 31, 2004 were in euros, Australian dollars, British pounds, Swiss francs, Canadian dollars, and South African rands. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)



Quarter	  Total Trading Results      Net           Net Income/
Ended__  	    including interest   Income/(Loss)  (Loss) Per Unit

2004
March 31 		 $   387,222   	   $   (388,480) 		$(0.11)
June 30	   	  (1,720,563)	     (2,481,729)     	 (0.72)
September 30	    (531,920)	     (1,250,231)	      (0.36)
December 31	   1,813,640	  	 1,102,812 	       0.33

Total			 $   (51,621)	   $ (3,017,628)		$(0.86)


2003
March 31 		 $   946,959   	   $    210,736 		$ 0.05
June 30	   	   4,100,730	      3,372,448     	       1.02
September 30	    (386,145)	     (1,135,694)	      (0.35)
December 31	   1,377,361	        630,018	            0.18

Total			 $ 6,038,905	   $  3,077,508			$ 0.90



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)		There have been no material changes during the period
covered by this annual report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of
       financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership?s internal control over financial reporting
includes those policies and procedures that:
*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors; and

*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Partnership?s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become
       inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an audit report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses unqualified opinions on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004.



       Item 9B.  OTHER INFORMATION

The Board of Directors of Demeter, the general partner of the registrant, approved the engagement of Ernst & Young LLP as the registrant?s principal accountant for tax purposes. Ernst & Young LLP was engaged by the registrant on November 1, 2004. Deloitte & Touche LLP will continue as the registrant?s principal accountant and audit the financial statements of the registrant.

There have been no material disagreements with Deloitte & Touche
LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.









       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Mr. Jeffrey D. Hahn resigned his position as Chief Financial
Officer and Director of Demeter.

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 43, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm?s managed futures department. Mr. Rothman has been with the managed futures department for eighteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.
       Mr. Richard A. Beech, age 53, is a Director of Demeter.
Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Mr. Raymond A. Harris, age 48, is a Director of Demeter. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group (?IIG?), a Board Member of Morgan Stanley DW Inc., and Director of Morgan Stanley Trust. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts.
 Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.
       Mr. Frank Zafran, age 50, is a Director of Demeter.  Mr.
Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 39, is a Director of Demeter. Mr. Ketterer is a Managing Director and has had responsibility for managing a number of departments at Morgan Stanley over the years, most recently as head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley?s IIG (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to
       the summer of 2002, Mr. Ketterer served as the Chief
Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Todd Taylor, age 42, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager of the Missouri and southern Illinois branch offices in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of IIG Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 35, is a Director of Demeter. Mr. Seugling is a Managing Director at Morgan Stanley and currently serves as Director of Client Solutions for U.S. Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Ms. Louise M. Wasso-Jonikas, age 51, is a Director of Demeter. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and the Director of Alternative Investments for the IIG of Morgan Stanley. Ms. Wasso-Jonikas was Co-Founder, President, and Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad, serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an equity block trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas? focus is on developing a robust external manager platform utilizing alternative managers for Morgan Stanley?s IIG private clients as well as overseeing some of the Morgan Stanley?s largest client relationships. Ms. Wasso-Jonikas holds a B.A. in Economics from
       Mount Holyoke College and an M.B.A in Finance from the
University of Chicago Graduate School of Business.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the IIG at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc., and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.
       Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morgan stanley.com/ourcommitment/codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners ? At December
31, 2004, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management ? At December 31, 2004,
Demeter owned 37,164.331 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $2,332,241 for the year ended December 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2004.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit
       of the Partnership?s financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings for the year ended December 31, 2004 were approximately $41,200 and for the year ended December 31, 2003 were $38,095.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

(3)	Tax Fees. The aggregate fees for tax compliance services
rendered by Ernst & Young LLP were approximately $30,446 and Deloitte & Touche LLP were $29,559, for the years ended December
31, 2004 and 2003, respectively.

(4) All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Ernst & Young LLP and Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter. Additionally, all services provided by Deloitte & Touche LLP are borne by Morgan Stanley through the brokerage fees paid by the Partnership. Such services must be directly pre-approved by Morgan Stanley?s Audit Director and Principal Accounting Officer. All services provided by Ernst &
       Young LLP must be communicated to Morgan Stanley?s Audit
Director.























       PART IV

Item 15. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         	FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended
December 31, 2004, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- 	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2004, 2003, and 2002.

- 	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2004 and 2003.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2004, 2003, and
2002.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2004 is not deemed to be filed with this report.

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


					MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
					   (Registrant)

					BY:	Demeter Management Corporation,
						General Partner


March 31, 2005			BY: /s/	Jeffrey A. Rothman
	Jeffrey A. Rothman,
	President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2005
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2005
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	             		March 31, 2005
           Raymond A. Harris, Director

    /s/    Frank Zafran		           		March 31, 2005
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2005
	 	Douglas J. Ketterer, Director

    /s/	Todd Taylor			                 	March 31, 2005
	  	Todd Taylor, Director

    /s/    William D. Seugling		           		March 31, 2005
	    	William D. Seugling, Director

    /s/	Louise M. Wasso-Jonikas				March 31, 2005
    	 	Louise M. Wasso-Jonikas, Director

    /s/  	Kevin Perry			                  	March 31, 2005
	    	Kevin Perry, Chief Financial Officer





       EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated April 28,
2004, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on May 4, 2004.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership's Form 10-K
(File No. 0-26340) for the fiscal year ended December 31,
1998 filed with the Securities and Exchange Commission on
June 30, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and RXR, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership's Form
10-K (File No. 0-26340) for fiscal year ended December 31,
1998 filed with the Securities and Exchange Commission on June 30, 1999.

10.11 	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership?s Prospectus dated April 28, 2004, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on May 4,
2004.

10.13 	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW, and The Chase Manhattan Bank, as escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership?s Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.

10.14 	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership?s Prospectus, dated April 28,
2004, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 on May 4, 2004.

10.15 	Amended and Restated Customer Agreement between the
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

10.17 	Customer Agreement between the Partnership and MSIL, dated
as of May 1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership?s Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.18	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.

10.19	 Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November 1,
2001.
13.01	December 31, 2004 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                Spectrum Series

 December 31, 2004
 Annual Report


[LOGO] Morgan Stanley

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                             INCEPTION-
                                                                                                              TO-DATE
                     1991    1992  1993   1994   1995 1996  1997 1998 1999    2000   2001   2002  2003 2004    RETURN
FUND                  %       %     %      %      %    %     %    %    %       %      %      %     %    %        %
------------------------------------------------------------------------------------------------------------------------
Spectrum Currency.    --      --    --     --     --   --    --   --   --     11.7   11.1   12.2  12.4 (8.0)   44.1
                                                                            (6 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Global
 Balanced.........    --      --    --   (1.7)   22.8 (3.6) 18.2 16.4  0.8    0.9    (0.3) (10.1) 6.2  (5.6)   46.1
                                        (2 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Select...   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2  14.2 (7.6)   7.1     1.7   15.4  9.6  (4.7)   188.8
                   (5 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Strategic    --      --    --    0.1    10.5 (3.5) 0.4  7.8  37.2   (33.1)  (0.6)  9.4   24.0  1.7    45.6
                                        (2 mos.)
------------------------------------------------------------------------------------------------------------------------
Spectrum Technical    --      --    --   (2.2)   17.6 18.3  7.5  10.2 (7.5)   7.8    (7.2)  23.3  23.0  4.4    136.3
                                        (2 mos.)
------------------------------------------------------------------------------------------------------------------------

                    COMPOUND
                   ANNUALIZED
                     RETURN
FUND                   %
-----------------------------
Spectrum Currency.    8.5

-----------------------------
Spectrum Global
 Balanced.........    3.8

-----------------------------
Spectrum Select...    8.2

-----------------------------
Spectrum Strategic    3.8

-----------------------------
Spectrum Technical    8.8

-----------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
(212) 905-2700

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2004

Dear Limited Partner:

  This marks the fifth annual report for Morgan Stanley Spectrum Currency L.P., the eleventh annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P., and the fourteenth annual report for Morgan Stanley Spectrum Select L.P. The Net Asset Value per Unit for each of the five Morgan Stanley Spectrum Funds ("Fund(s)") as of December 31, 2004 was as follows:

                                                    % CHANGE
                    FUNDS                    N.A.V. FOR YEAR
                    ----------------------------------------
                    Spectrum Currency        $14.41   -8.0%
                    ----------------------------------------
                    Spectrum Global Balanced $14.61   -5.6%
                    ----------------------------------------
                    Spectrum Select          $28.88   -4.7%
                    ----------------------------------------
                    Spectrum Strategic       $14.56    1.7%
                    ----------------------------------------
                    Spectrum Technical       $23.63    4.4%
                    ----------------------------------------

  Since its inception in July 2000, Spectrum Currency has increased by 44.1% (a compound annualized return of 8.5%). Since their inception in November 1994, Spectrum Global Balanced has increased by 46.1% (a compound annualized return of 3.8%), Spectrum Strategic has increased by 45.6% (a compound annualized return of 3.8%), and Spectrum Technical has increased by 136.3% (a compound annualized return of 8.8%). Since its inception in August 1991, Spectrum Select has increased by 188.8% (a compound annualized return of 8.2%).

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman of the Board of Directors and President
Demeter Management Corporation
General Partner for
Morgan Stanley Spectrum Currency L.P.
Morgan Stanley Spectrum Global Balanced L.P.
Morgan Stanley Spectrum Select L.P.
Morgan Stanley Spectrum Strategic L.P.
Morgan Stanley Spectrum Technical L.P.

SPECTRUM CURRENCY

                                     [CHART]

                                        Year ended December 31, 2004
                                        ----------------------------
Australian dollar                                 0.08
British pound                                    -4.12
Euro                                              6.98
Japanese yen                                     -8.81
Swiss franc                                       2.72
Minor currencies                                  2.30



Note: Reflects trading results only and does not include fees or interest income. Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, and Norwegian krona.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Partnership gains were achieved from long positions in the euro, Swiss franc, and Polish zloty versus the U.S. dollar, primarily during the fourth quarter. The U.S. dollar's value trended lower throughout the quarter amid rising oil prices, reports of weaker-than-expected U.S. economic data, a growing U.S. Current-Account deficit, and the investment community's perception that the Bush administration would not move to intervene in the U.S. dollar's decline.

.. Additional gains resulted from long positions in the New Zealand dollar and Brazilian real versus the U.S. dollar as both foreign currencies benefited from a weaker U.S. dollar during the fourth quarter. Additionally, the New Zealand dollar's value moved higher as it was propelled by stronger gold prices.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant losses were recorded from positions in the Japanese yen versus the U.S. dollar. Short yen positions against the U.S. dollar recorded losses during March, as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long yen positions, the U.S. dollar surged upwards against most currencies during April following the release of stronger-than-expected U.S. jobs data, thereby causing additional losses. The yen also came under pressure from weakening efforts undertaken by the Japanese government. Short yen positions incurred losses during May as the U.S. dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the

SPECTRUM CURRENCY

 release of weaker-than-expected U.S. economic data. During June, short yen positions experienced further losses due to the yen's rise prompted by better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. During August and September, short yen positions also experienced losses as the U.S. dollar's value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Finally, long yen positions incurred losses during December as the yen's value declined early in the month due to weak Japanese machinery orders and temporary U.S. dollar strength.

.. Additional losses resulted from positions in the British pound, primarily during the fourth quarter. During both October and November, short pound positions generated losses as the pound's value reversed higher amid a decline in the U.S. dollar prompted by higher oil prices and concerns for the growing U.S. Current-Account deficit. During December, long pound positions recorded losses as the pound's value declined due to weaker-than-expected U.K. economic data and the releases of dovish minutes from the Bank of England's December meeting, which reflected the possibility for future interest rate cuts.

.. Losses were also experienced from short positions in the Mexican peso versus the U.S. dollar, primarily during the first quarter, as the peso reversed higher in response to encouraging signs of a recovery in the Mexican economy.

.. Positions in the South African rand versus the U.S. dollar also incurred losses during the first nine months of the year. During January and February, long rand positions declined amid expectations for weaker gold prices caused by improvements in the global economy. During April, long South African rand positions versus the U.S. dollar experienced losses as the U.S. dollar's value moved higher amid economic optimism. During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. During July, the U.S. dollar's upward reversal was prompted by upbeat market sentiment. During August, long rand positions experienced further losses as the rand's value moved lower due to a reduction in interest rates by the South African Reserve Bank.

.. Long positions in the Norwegian krona versus the U.S. dollar incurred smaller losses, primarily during the second and third quarter, as the value of the U.S. dollar temporarily moved higher in response to growing confidence in the U.S. economy.

SPECTRUM GLOBAL BALANCED

                                     [CHART]


                               Year ended December 31, 2004
                                   ----------------------------
Currencies                                    -1.96
Interest Rates                                 0.51
Stock Indices                                  1.92
Energies                                       0.61
Metals                                        -1.44
Agriculturals                                 -1.30



Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen's value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar's value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and the euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data. During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also resulted in losses during September as the yen declined due to

SPECTRUM GLOBAL BALANCED

 Japan's swelling national debt and a reversal of the U.S. dollar's value in response to a hike in U.S. interest rates.

.. Additional losses were established in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May experienced losses as prices increased due to weakness in the U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China. Newly established long futures positions created further losses during the fourth quarter as prices weakened amid concern for demand and an advancing U.S. dollar.

.. In the agricultural markets, losses were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during August, October, and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Losses were also experienced from positions in cocoa as a result of "whipsawing" in prices due to supply and demand concerns throughout most of the year.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved in the global stock index markets, primarily during November and December from long positions in European and U.S. stock index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings.

.. Partnership gains were achieved in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher amid heavy market demand and supply concerns.

.. Gains achieved in the global interest rates markets resulted during the first and third quarter of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.

SPECTRUM SELECT

                                     [CHART]


                                    Year ended December 31, 2004
                                    ----------------------------
Currencies                                     0.76
Interest Rates                                -2.51
Stock Indices                                 -0.45
Energies                                       4.74
Metals                                         1.54
Agriculturals                                  1.67


Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded in the energy markets, primarily during February, May, throughout the third quarter, and in October, from long futures positions in crude oil and its related products as prices advanced upwards amid concerns for market supply, falling inventory levels, and heavy market demand.

.. Additional Partnership gains achieved in the agricultural markets, primarily during the first quarter, resulted from long futures positions in corn, soybeans, and soybean-related products as prices for these commodities finished higher amid strong, steady demand from Asia.

.. In the metals markets, gains were recorded primarily during the first quarter from long futures positions in base metals as prices moved higher in response to increased demand from China coupled with a weaker U.S. dollar. Long futures positions in industrial metals held during October were also profitable due to the drop in the U.S. dollar prompted by the investment community's perception that the Bush administration would not take steps to stem the U.S. dollar's decline.

.. Relatively smaller Partnership gains resulted from trading in the currency markets, primarily during October and November. Long positions in the euro and Swiss franc versus the U.S. dollar benefited from a declining U.S. dollar trend triggered by prospects for lower U.S. interest rates, higher oil prices, concern for the growing U.S. Current-Account deficit, and beliefs that the Bush administration would not act to curb the decline in the U.S. dollar.

SPECTRUM SELECT


FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the global interest rate sector, particularly during the second and third quarter, from positions in U.S. and Australian interest rate futures. During January, long positions in U.S. interest rate futures experienced losses as prices declined following comments from the U.S. Federal Reserve concerning a shift in the U.S. Federal Reserve's interest rate policy. Short positions in Australian interest rate futures deepened sector losses as prices reversed higher during the final week of January. During April, long U.S. interest rate futures positions incurred losses as prices tumbled following the release of stronger-than-expected U.S. jobs data. During May, short positions in global bond futures experienced losses as prices moved higher during the latter half of the month due to uncertainty in global equity prices, weaker-than-expected economic data, stronger energy prices, and geopolitical concerns. During June, short positions experienced losses as prices rallied on weaker-than-expected economic reports and expectations that the U.S. Federal Reserve would not aggressively tighten U.S. interest rates. During July, short positions in U.S. interest rate futures recorded losses as prices moved higher after the release of disappointing U.S. unemployment data. Additional losses were incurred from newly established long U.S. interest rate futures positions after prices moved lower following Federal Reserve Chairman Alan Greenspan's upbeat assessment of the U.S. economy. During September, long positions in U.S. interest rate futures resulted in losses as prices declined due to expectations for rising interest rates prompted by the release of positive U.S. economic data.

.. Smaller Partnership losses resulted from trading in the global stock index sector, primarily during the second and third quarter, via positions in Asian equity index futures. During the second quarter, long positions in these markets incurred losses as global equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short Asian equity index positions experienced losses as prices rebounded during the second quarter amid a slight pullback in oil prices and strong earnings from technology companies. During the third quarter, long Asian equity index positions experienced losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist activity.

SPECTRUM STRATEGIC

                                     [CHART]

                                Year ended December 31, 2004
                                ----------------------------
Currencies                               -0.65
Interest Rates                            0.96
Stock Indices                            -2.05
Energies                                 -0.56
Metals                                    4.67
Agriculturals                             8.31

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the agricultural markets, primarily during the first five months of the year, from long futures positions in soybeans, soybean-related products, corn, and sugar. During the first quarter, soybean and corn prices finished higher, especially during February, due to increased exports abroad and greater demand from Asia. Long futures positions in sugar also benefited as prices rallied during April and June amid diminished market supply, increasing demand and inflation concerns.

.. In the metals markets, gains were recorded primarily during the first quarter and the final two months of the year, from long futures positions in base metals. During the first quarter, prices trended higher due to a declining U.S. dollar and increased demand from Asia. During September, long base metals futures positions benefited as prices moved higher in response to continued demand from China and reports of lower-than-expected inventories. During November and December, long base metals positions continued to profit from the decline in the U.S. dollar.

.. Relatively smaller Partnership gains achieved in the global interest rate markets occurred primarily during the first and third quarter of the year from long positions in European interest rate futures. During the first quarter, long positions profited as global bond prices rallied in response to a lack of inflation and no increases in interest rates by the European Central Bank. Prices also trended higher during March amid uncertainty in the equity markets, disappointing U.S. economic data and "safe-haven" buying following the terrorist attack in Madrid. During the third quarter, long European interest

SPECTRUM STRATEGIC

 rate futures positions profited after prices trended higher amid rising oil prices, a drop in equity prices, and concern for economic growth.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the global stock index markets, primarily during the first and third quarter of the year. During the first quarter, long European and Japanese equity index futures positions were unprofitable as equity prices dropped during February and early March amid weakness in the U.S. technology sector and growing geopolitical uncertainty. During the third quarter, long European, Asian, and U.S. stock index futures experienced losses as prices reversed lower during July due to the release of disappointing U.S. employment data, surging energy prices, and concern for potential terrorist attacks.

.. Losses in the currency markets resulted primarily during the first and third quarter. During the first quarter, long positions in the Japanese yen versus the U.S. dollar resulted in losses after the Bank of Japan weakened the yen through currency market intervention activity. During the third quarter, long European currency positions, such as the Swiss franc and Norwegian krone versus the U.S. dollar, generated negative performance as the U.S. dollar reversed higher amid upbeat market sentiment.

.. Smaller losses were recorded in the energy markets, primarily during the second quarter and the month of November. During the second quarter, losses resulted from long futures positions in crude oil and its related products, and natural gas as energy prices declined in response to increases in output and energy reserves. During November, long positions in natural gas experienced losses as prices reversed sharply lower amid hefty reserves and seasonally moderate temperatures.

SPECTRUM TECHNICAL

                                     [CHART]

                                  Year ended December 31, 2004
                                  ----------------------------
Currencies                                  -0.23
Interest Rates                               9.48
Stock Indices                               -1.50
Energies                                    10.88
Metals                                       0.15
Agriculturals                               -1.96

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were achieved in the energy markets throughout a majority of the year from long futures positions in crude oil and its related products as crude oil prices trended higher in response to rising demand combined with geopolitical concerns and supply issues.

.. Additional gains resulted in the global interest rate markets during the first, third, and fourth quarter from long positions in European, Asian, and U.S. interest rate futures. During the first quarter, long positions profited as bond prices rallied in response to weak economic data, a lack of inflation and "safe-haven" buying following the terrorist attack in Madrid. During the third quarter, long positions benefited from a surge in oil prices, a drop in equity prices, and a conflicted economic picture. During the fourth quarter, long positions in European and U.S. interest rate futures benefited from rising global bond prices triggered by record high oil prices, growth concerns prompted by weak economic data, and strength in foreign currencies versus a weaker U.S. dollar. Additional gains were recorded from long positions in Japanese interest rate futures, which profited as prices increased amid higher values for the Japanese yen.

.. Smaller gains recorded in the metals markets resulted, primarily during the first quarter, from long futures positions in base metals after prices trended higher in response to greater demand from Asia and a declining U.S. dollar.

SPECTRUM TECHNICAL


FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the agricultural markets from futures positions in cocoa and coffee. During January, short futures positions in coffee experienced losses as prices reversed higher amid tight global supply. Long coffee positions experienced additional losses as prices reversed lower during June in response to an increase in Brazilian crop estimates and mild weather in growing regions. During July, short cocoa futures positions recorded losses as prices hit five-month highs amid speculative buying and lower market supply. During September, long cocoa futures positions incurred losses as prices reversed lower amid news of easing geopolitical tensions from the Ivory Coast, the world's top cocoa producer. During October, long futures positions in coffee incurred losses as prices declined due to larger harvests and greater market supply.

.. Additional losses in the global stock index sector occurred primarily during the second and third quarter of the year from positions in Asian and European stock index futures. Long positions in Asian and European stock index futures also incurred losses during March, April, and May as equity prices fell in response to the terror attacks in Madrid, continuing instability in Iraq, and concerns for higher interest rates. During July, long positions in Asian and European stock index futures also recorded losses as prices reversed lower due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in Asian and European equity index futures recorded losses as prices reversed higher in response to falling energy prices and better-than-expected U.S. Gross Domestic Product and consumer sentiment data.

.. Smaller losses were incurred in the currency markets primarily from positions in the Japanese yen between the months of March through August. Losses were incurred during March from short positions in the Japanese yen versus the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. During April, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. During May, short positions in the Japanese yen versus the U.S. dollar sustained losses as the U.S. dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data during the latter half of May. During June, losses were experienced primarily from short positions in the Japanese yen versus the U.S. dollar as the yen climbed higher in response to better-than-anticipated improvements in Japanese economic data and speculation that the Bank of Japan would move to raise interest rates. During July, long positions in the Japanese yen, euro, Swiss franc, British pound, and Australian dollar, all versus the U.S. dollar, resulted in losses as the U.S. dollar's value strengthened in response to upbeat market sentiment. During August, losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar's value decreased due to concerns for the rate of U.S. economic growth caused by the release of soft economic data.

MORGAN STANLEY SPECTRUM SERIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

  Management of Demeter ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  The Partnerships' internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnerships;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnerships' transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnerships' assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2004.

  Deloitte & Touche LLP, the Partnerships' independent registered public accounting firm, has issued an audit report on Management's assessment of the Partnerships' internal control over financial reporting and on the effectiveness of the Partnerships' internal control over financial reporting. This report, which expresses unqualified opinions on Management's assessment and on the effectiveness of the Partnerships' internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

New York, New York
March 11, 2005

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial offi-cers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Partnerships and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

    /s/ Deloitte & Touche LLP
New York, New York
March 11, 2005

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                      2004        2003
                                                                   ----------- -----------
                                                                       $           $
                                         ASSETS
Equity in futures interests trading accounts:
 Cash                                                              253,392,247 178,774,244
 Net unrealized gain on open contracts                              16,647,953   4,878,640
                                                                   ----------- -----------
   Total Trading Equity                                            270,040,200 183,652,884
Subscriptions receivable                                             6,690,404   8,709,868
Interest receivable (Morgan Stanley DW)                                315,539     101,889
                                                                   ----------- -----------
   Total Assets                                                    277,046,143 192,464,641
                                                                   =========== ===========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Redemptions payable                                                  2,499,153   1,060,483
Accrued brokerage fees (Morgan Stanley DW)                           1,007,999     661,566
Accrued management fees                                                438,261     287,637
Accrued incentive fee                                                  --          399,035
                                                                   ----------- -----------
   Total Liabilities                                                 3,945,413   2,408,721
                                                                   ----------- -----------
PARTNERS' CAPITAL
Limited Partners (18,755,238.476 and 12,010,816.426 Units,
 respectively)                                                     270,231,305 188,042,673
General Partner (199,150.709 and 128,591.799 Units, respectively)    2,869,425   2,013,247
                                                                   ----------- -----------
   Total Partners' Capital                                         273,100,730 190,055,920
                                                                   ----------- -----------
   Total Liabilities and Partners' Capital                         277,046,143 192,464,641
                                                                   =========== ===========
NET ASSET VALUE PER UNIT                                                 14.41       15.66
                                                                   =========== ===========

STATEMENTS OF OPERATIONS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------
                                                 2004              2003        2002
                                       -----------              ----------  ----------
                                                  $                 $           $
INVESTMENT INCOME
  Interest income (Morgan Stanley DW)    2,064,338               1,006,410     833,523
                                       -----------              ----------  ----------

EXPENSES
  Brokerage fees (Morgan Stanley DW)    10,011,029               6,109,327   3,077,048
  Management fees                        4,352,622               2,656,229   1,337,848
  Incentive fees                           177,763               2,623,290   1,485,875
                                       -----------              ----------  ----------
   Total Expenses                       14,541,414              11,388,846   5,900,771
                                       -----------              ----------  ----------

NET INVESTMENT LOSS                    (12,477,076)(10,382,436)             (5,067,248)
                                       -----------              ----------  ----------
TRADING RESULTS
Trading profit (loss):
  Realized                             (11,200,944)             27,952,154  12,877,202
  Net change in unrealized              11,769,313                (772,909)  2,473,166
                                       -----------              ----------  ----------
   Total Trading Results                   568,369              27,179,245  15,350,368
                                       -----------              ----------  ----------

NET INCOME (LOSS)                      (11,908,707)             16,796,809  10,283,120
                                       ===========              ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                       (11,774,885)             16,514,538  10,038,409
General Partner                           (133,822)                282,271     244,711

NET INCOME (LOSS) PER UNIT:
Limited Partners                             (1.25)                   1.73        1.52
General Partner                              (1.25)                   1.73        1.52

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2004        2003
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            48,892,516  50,336,417
     Net unrealized gain on open contracts (MS&Co.)     932,265   1,845,313
     Net unrealized gain (loss) on open contracts
      (MSIL)                                           (114,942)    701,727
                                                     ----------  ----------
      Total net unrealized gain on open contracts       817,323   2,547,040
     Net option premiums                                 --         (39,600)
                                                     ----------  ----------
      Total Trading Equity                           49,709,839  52,843,857
   Subscriptions receivable                             640,161   1,036,417
   Interest receivable (Morgan Stanley DW)               83,972      40,110
                                                     ----------  ----------
      Total Assets                                   50,433,972  53,920,384
                                                     ==========  ==========

                      LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                  582,712   1,033,040
   Accrued brokerage fees (Morgan Stanley DW)           188,436     194,891
   Accrued management fees                               51,206      52,960
                                                     ----------  ----------
      Total Liabilities                                 822,354   1,280,891
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (3,359,662.807 and
    3,364,748.115 Units, respectively)               49,068,822  52,064,431
   General Partner (37,164.331 Units)                   542,796     575,062
                                                     ----------  ----------
      Total Partners' Capital                        49,611,618  52,639,493
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        50,433,972  53,920,384
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                               14.61       15.47
                                                     ==========  ==========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                             2004        2003        2002
                                          ----------  ----------  ----------
                                              $           $           $
   INVESTMENT INCOME
     Interest income (Morgan Stanley DW)     625,965     525,817     916,179
                                          ----------  ----------  ----------

   EXPENSES
     Brokerage fees (Morgan Stanley DW)    2,332,241   2,328,615   2,532,371
     Management fees                         633,766     632,782     688,151
                                          ----------  ----------  ----------
      Total Expenses                       2,966,007   2,961,397   3,220,522
                                          ----------  ----------  ----------

   NET INVESTMENT LOSS                    (2,340,042) (2,435,580) (2,304,343)
                                          ----------  ----------  ----------

   TRADING RESULTS
   Trading profit (loss):
     Realized                              1,049,835   3,711,981  (3,772,374)
     Net change in unrealized             (1,729,717)  1,801,107      56,725
                                          ----------  ----------  ----------
                                            (679,882)  5,513,088  (3,715,649)
   Proceeds from Litigation Settlement         2,296      --         233,074
                                          ----------  ----------  ----------
      Total Trading Results                 (677,586)  5,513,088  (3,482,575)
                                          ----------  ----------  ----------

   NET INCOME (LOSS)                      (3,017,628)  3,077,508  (5,786,918)
                                          ==========  ==========  ==========

   NET INCOME (LOSS) ALLOCATION:
   Limited Partners                       (2,985,362)  3,043,649  (5,720,328)
   General Partner                           (32,266)     33,859     (66,590)

   NET INCOME (LOSS) PER UNIT:
   Limited Partners                            (0.86)       0.90       (1.64)
   General Partner                             (0.86)       0.90       (1.64)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     -----------------------
                                                        2004        2003
                                                     ----------- -----------
                                                         $           $
                                    ASSETS
    Equity in futures interests trading accounts:
      Cash                                           563,835,247 398,595,952
      Net unrealized gain on open contracts
       (MS&Co.)                                       12,072,891  25,504,948
      Net unrealized gain on open contracts (MSIL)     3,053,732  11,277,017
                                                     ----------- -----------
       Total net unrealized gain on open contracts    15,126,623  36,781,965
      Net option premiums                              3,366,493   1,232,488
                                                     ----------- -----------
       Total Trading Equity                          582,328,363 436,610,405
    Subscriptions receivable                          12,736,861  12,688,217
    Interest receivable (Morgan Stanley DW)              757,981     250,620
                                                     ----------- -----------
       Total Assets                                  595,823,205 449,549,242
                                                     =========== ===========
                      LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                5,692,215   2,405,123
    Accrued brokerage fees (Morgan Stanley DW)         3,468,754   2,401,080
    Accrued management fees                            1,356,111     993,550
    Accrued incentive fee                                --        2,227,005
                                                     ----------- -----------
       Total Liabilities                              10,517,080   8,026,758
                                                     ----------- -----------
    PARTNERS' CAPITAL
    Limited Partners (20,050,871.818 and
     14,405,312.114 Units, respectively)             579,155,164 436,666,633
    General Partner (212,951.775 and
     160,190.965 Units, respectively)                  6,150,961   4,855,851
                                                     ----------- -----------
       Total Partners' Capital                       585,306,125 441,522,484
                                                     ----------- -----------
       Total Liabilities and Partners' Capital       595,823,205 449,549,242
                                                     =========== ===========
    NET ASSET VALUE PER UNIT                               28.88       30.31
                                                     =========== ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2004         2003         2002
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)   4,952,656    2,843,612    3,468,437
                                       -----------  -----------  -----------
  EXPENSES
   Brokerage fees (Morgan Stanley DW)   36,680,599   25,658,616   18,943,743
   Management fees                      14,450,217   10,617,352    7,838,786
   Incentive fees                        6,104,991    3,750,169       --
                                       -----------  -----------  -----------
     Total Expenses                     57,235,807   40,026,137   26,782,529
                                       -----------  -----------  -----------
  NET INVESTMENT LOSS                  (52,283,151) (37,182,525) (23,314,092)
                                       -----------  -----------  -----------
  TRADING RESULTS
  Trading profit (loss):
   Realized                             50,580,928   52,485,483   46,999,853
   Net change in unrealized            (21,655,342)  18,883,947   12,501,282
                                       -----------  -----------  -----------
                                        28,925,586   71,369,430   59,501,135
  Proceeds from Litigation Settlement       45,665       --        4,636,156
                                       -----------  -----------  -----------
     Total Trading Results              28,971,251   71,369,430   64,137,291
                                       -----------  -----------  -----------
  NET INCOME (LOSS)                    (23,311,900)  34,186,905   40,823,199
                                       ===========  ===========  ===========
  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                     (23,067,010)  33,822,853   40,391,145
  General Partner                         (244,890)     364,052      432,054
  NET INCOME (LOSS) PER UNIT:
  Limited Partners                           (1.43)        2.66         3.69
  General Partner                            (1.43)        2.66         3.69

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    ------------------------
                                                        2004        2003
                                                    -----------  -----------
                                                         $           $
                                   ASSETS
   Equity in futures interests trading accounts:
    Cash                                            178,400,461  109,846,761
    Net unrealized gain on open contracts (MSIL)      2,886,349    2,073,986
    Net unrealized gain (loss) on open contracts
     (MS&Co.)                                          (226,980)   5,847,799
                                                    -----------  -----------
      Total net unrealized gain on open contracts     2,659,369    7,921,785
    Net option premiums                                 263,288      678,280
                                                    -----------  -----------
      Total Trading Equity                          181,323,118  118,446,826
   Subscriptions receivable                           5,084,126    5,143,178
   Interest receivable (Morgan Stanley DW)              238,656       66,591
                                                    -----------  -----------
      Total Assets                                  186,645,900  123,656,595
                                                    ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Redemptions payable                                1,725,329      655,871
   Accrued brokerage fees (Morgan Stanley DW)         1,080,805      650,049
   Accrued management fees                              409,897      268,986
   Accrued incentive fees                               188,744      811,250
                                                    -----------  -----------
      Total Liabilities                               3,404,775    2,386,156
                                                    -----------  -----------
   PARTNERS' CAPITAL
   Limited Partners (12,446,331.591 and
    8,385,489.652 Units, respectively)              181,218,795  119,976,992
   General Partner (138,896.135 and
    90,402.219 Units, respectively)                   2,022,330    1,293,447
                                                    -----------  -----------
      Total Partners' Capital                       183,241,125  121,270,439
                                                    -----------  -----------
      Total Liabilities and Partners' Capital       186,645,900  123,656,595
                                                    ===========  ===========
   NET ASSET VALUE PER UNIT                               14.56        14.31
                                                    ===========  ===========

STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                               2004         2003        2002
                                           -----------  -----------  ----------
                                                $            $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)         1,602,712      741,890     972,942
                                           -----------  -----------  ----------

EXPENSES
 Brokerage fees (Morgan Stanley DW)          9,860,579    6,611,238   5,304,486
 Management fees                             4,006,640    2,735,685   2,194,958
 Incentive fees                              2,751,859    2,123,832     264,827
                                           -----------  -----------  ----------
  Total Expenses                            16,619,078   11,470,755   7,764,271
                                           -----------  -----------  ----------

NET INVESTMENT LOSS                        (15,016,366) (10,728,865) (6,791,329)
                                           -----------  -----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                   21,527,423   30,251,636  10,648,811
 Net change in unrealized                   (5,262,416)     990,641   2,439,378
                                           -----------  -----------  ----------
                                            16,265,007   31,242,277  13,088,189
Proceeds from Litigation Settlement                173       --          17,556
                                           -----------  -----------  ----------
  Total Trading Results                     16,265,180   31,242,277  13,105,745
                                           -----------  -----------  ----------

NET INCOME                                   1,248,814   20,513,412   6,314,416
                                           ===========  ===========  ==========

NET INCOME ALLOCATION:
Limited Partners                             1,239,931   20,281,103   6,238,448
General Partner                                  8,883      232,309      75,968

NET INCOME PER UNIT:
Limited Partners                                  0.25         2.77        0.99
General Partner                                   0.25         2.77        0.99

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     -----------------------
                                                        2004        2003
                                                     ----------- -----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            745,974,904 483,512,056
     Net unrealized gain on open contracts (MS&Co.)   22,634,674  27,948,353
     Net unrealized gain on open contracts (MSIL)      4,707,076  18,485,857
                                                     ----------- -----------
      Total net unrealized gain on open contracts     27,341,750  46,434,210
     Net option premiums                                 --        3,973,725
                                                     ----------- -----------
      Total Trading Equity                           773,316,654 533,919,991
   Subscriptions receivable                           17,135,652  15,855,119
   Interest receivable (Morgan Stanley DW)             1,000,293     291,810
                                                     ----------- -----------
      Total Assets                                   791,452,599 550,066,920
                                                     =========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Redemptions payable                                 6,466,684   2,925,703
   Accrued brokerage fees (Morgan Stanley DW)          4,629,988   2,947,775
   Accrued management fees                             1,632,040   1,084,524
   Accrued incentive fee                                 --        4,924,640
                                                     ----------- -----------
      Total Liabilities                               12,728,712  11,882,642
                                                     ----------- -----------

   PARTNERS' CAPITAL
   Limited Partners (32,613,627.616 and
    23,512,770.158 Units, respectively)              770,511,257 532,266,109
   General Partner (347,618.087 and
    261,434.166 Units, respectively)                   8,212,630   5,918,169
                                                     ----------- -----------
      Total Partners' Capital                        778,723,887 538,184,278
                                                     ----------- -----------
      Total Liabilities and Partners' Capital        791,452,599 550,066,920
                                                     =========== ===========

   NET ASSET VALUE PER UNIT                                23.63       22.64
                                                     =========== ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2004         2003         2002
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)   6,171,302    3,316,107    3,686,460
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   45,508,966   30,273,037   20,470,797
   Management fees                      16,226,640   10,835,994    7,377,756
   Incentive fees                       12,132,833   13,042,559    4,024,921
                                       -----------  -----------  -----------
     Total Expenses                     73,868,439   54,151,590   31,873,474
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (67,697,137) (50,835,483) (28,187,014)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                            122,928,230  116,446,374   76,058,451
   Net change in unrealized            (19,092,460)  22,330,997   12,597,598
                                       -----------  -----------  -----------
                                       103,835,770  138,777,371   88,656,049
  Proceeds from Litigation Settlement        3,018       --          306,400
                                       -----------  -----------  -----------
     Total Trading Results             103,838,788  138,777,371   88,962,449
                                       -----------  -----------  -----------

  NET INCOME                            36,141,651   87,941,888   60,775,435
                                       ===========  ===========  ===========

  NET INCOME ALLOCATION:
  Limited Partners                      35,747,190   86,960,795   60,110,064
  General Partner                          394,461      981,093      665,371

  NET INCOME PER UNIT:
  Limited Partners                            0.99         4.23         3.48
  General Partner                             0.99         4.23         3.48

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                          UNITS OF
                         PARTNERSHIP     LIMITED      GENERAL
                          INTEREST       PARTNERS     PARTNER      TOTAL
                       --------------  -----------  ----------  -----------
                                            $            $           $
    Partners' Capital,
    December 31, 2001   3,852,648.433   45,598,611   2,213,130   47,811,741
    Offering of Units   3,918,276.910   48,564,478     420,000   48,984,478
    Net income               --         10,038,409     244,711   10,283,120
    Redemptions          (868,307.236) (10,309,879)   (610,008) (10,919,887)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2002   6,902,618.107   93,891,619   2,267,833   96,159,452
    Offering of Units   6,157,215.998   89,883,376     790,000   90,673,376
    Net income               --         16,514,538     282,271   16,796,809
    Redemptions          (920,425.880) (12,246,860) (1,326,857) (13,573,717)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2003  12,139,408.225  188,042,673   2,013,247  190,055,920
    Offering of Units   8,372,327.316  114,539,377     990,000  115,529,377
    Net loss                 --        (11,774,885)   (133,822) (11,908,707)
    Redemptions        (1,557,346.356) (20,575,860)     --      (20,575,860)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2004  18,954,389.185  270,231,305   2,869,425  273,100,730
                       ==============  ===========  ==========  ===========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                           UNITS OF
                          PARTNERSHIP     LIMITED    GENERAL
                           INTEREST       PARTNERS   PARTNER     TOTAL
                         -------------  -----------  -------  -----------
                                             $          $          $
      Partners' Capital,
      December 31, 2001  3,565,247.829   57,127,967  657,793   57,785,760
      Offering of Units    572,583.510    8,829,394     --      8,829,394
      Net loss                 --        (5,720,328) (66,590)  (5,786,918)
      Redemptions         (677,650.657) (10,422,804)    --    (10,422,804)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2002  3,460,180.682   49,814,229  591,203   50,405,432
      Offering of Units    690,016.887   10,491,897     --     10,491,897
      Net income               --         3,043,649   33,859    3,077,508
      Redemptions         (748,285.123) (11,285,344) (50,000) (11,335,344)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2003  3,401,912.446   52,064,431  575,062   52,639,493
      Offering of Units    778,018.263   11,587,284     --     11,587,284
      Net loss                 --        (2,985,362) (32,266)  (3,017,628)
      Redemptions         (783,103.571) (11,597,531)    --    (11,597,531)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2004  3,396,827.138   49,068,822  542,796   49,611,618
                         =============  ===========  =======  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2001  10,074,715.726  238,821,840  2,589,745  241,411,585
    Offering of Units   2,459,750.992   62,682,840    130,000   62,812,840
    Net income               --         40,391,145    432,054   40,823,199
    Redemptions        (1,852,798.671) (49,669,825)     --     (49,669,825)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2002  10,681,668.047  292,226,000  3,151,799  295,377,799
    Offering of Units   4,942,610.490  141,160,704  1,340,000  142,500,704
    Net income               --         33,822,853    364,052   34,186,905
    Redemptions        (1,058,775.458) (30,542,924)     --     (30,542,924)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2003  14,565,503.079  436,666,633  4,855,851  441,522,484
    Offering of Units   7,215,873.382  208,687,672  1,540,000  210,227,672
    Net loss                 --        (23,067,010)  (244,890) (23,311,900)
    Redemptions        (1,517,552.868) (43,132,131)     --     (43,132,131)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  20,263,823.593  579,155,164  6,150,961  585,306,125
                       ==============  ===========  =========  ===========

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------- -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2001   6,525,677.114   68,012,216    805,170  68,817,386
     Offering of Units   1,160,993.682   13,475,899     --      13,475,899
     Net income               --          6,238,448     75,968   6,314,416
     Redemptions        (1,155,895.491) (13,238,629)    --     (13,238,629)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2002   6,530,775.305   74,487,934    881,138  75,369,072
     Offering of Units   2,823,095.529   36,375,972    180,000  36,555,972
     Net income               --         20,281,103    232,309  20,513,412
     Redemptions          (877,978.963) (11,168,017)    --     (11,168,017)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2003   8,475,891.871  119,976,992  1,293,447 121,270,439
     Offering of Units   5,057,597.578   73,841,018    720,000  74,561,018
     Net income               --          1,239,931      8,883   1,248,814
     Redemptions          (948,261.723) (13,839,146)    --     (13,839,146)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2004  12,585,227.726  181,218,795  2,022,330 183,241,125
                        ==============  ===========  ========= ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------- -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2001  17,280,496.201  255,122,417  2,851,705 257,974,122
     Offering of Units   3,538,032.569   58,538,660    180,000  58,718,660
     Net income               --         60,110,064    665,371  60,775,435
     Redemptions        (2,579,002.913) (41,646,591)    --     (41,646,591)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2002  18,239,525.857  332,124,550  3,697,076 335,821,626
     Offering of Units   7,617,427.705  156,115,402  1,240,000 157,355,402
     Net income               --         86,960,795    981,093  87,941,888
     Redemptions        (2,082,749.238) (42,934,638)    --     (42,934,638)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2003  23,774,204.324  532,266,109  5,918,169 538,184,278
     Offering of Units  11,745,240.279  259,052,698  1,900,000 260,952,698
     Net income               --         35,747,190    394,461  36,141,651
     Redemptions        (2,558,198.900) (56,554,740)    --     (56,554,740)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2004  32,961,245.703  770,511,257  8,212,630 778,723,887
                        ==============  ===========  ========= ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                         2004         2003         2002
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                    (11,908,707)  16,796,809   10,283,120
Noncash item included in net
 income (loss):
  Net change in unrealized           (11,769,313)     772,909   (2,473,166)
Increase in operating assets:
  Interest receivable
   (Morgan Stanley DW)                  (213,650)     (31,679)     (19,622)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                   346,433      345,106      161,731
  Accrued management fees                150,624      150,046       70,317
  Accrued incentive fees                (399,035)     159,553     (673,773)
                                     -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                (23,793,648)  18,192,744    7,348,607
                                     -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    115,529,377   90,673,376   48,984,478
(Increase) decrease in subscriptions
 receivable                            2,019,464   (4,531,110)  (1,536,641)
Increase (decrease) in redemptions
 payable                               1,438,670     (465,852)   1,361,111
Redemptions of Units                 (20,575,860) (13,573,717) (10,919,887)
                                     -----------  -----------  -----------
Net cash provided by financing
 activities                           98,411,651   72,102,697   37,889,061
                                     -----------  -----------  -----------

Net increase in cash                  74,618,003   90,295,441   45,237,668

Balance at beginning of period       178,774,244   88,478,803   43,241,135
                                     -----------  -----------  -----------

Balance at end of period             253,392,247  178,774,244   88,478,803
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2004         2003         2002
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                         (3,017,628)   3,077,508   (5,786,918)
Noncash item included in net
 income (loss):
  Net change in unrealized                 1,729,717   (1,801,107)     (56,725)
(Increase) decrease in operating assets:
  Net option premiums                        (39,600)     752,173     (712,573)
  Interest receivable
   (Morgan Stanley DW)                       (43,862)      13,348       40,360
Decrease in operating liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                        (6,455)      (7,218)     (17,837)
  Accrued management fees                     (1,754)      (1,962)      (4,846)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                     (1,379,582)   2,032,742   (6,538,539)
                                         -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                         11,587,284   10,491,897    8,829,394
(Increase) decrease in subscriptions
 receivable                                  396,256     (319,625)    (105,151)
Increase (decrease) in redemptions
 payable                                    (450,328)     136,265      171,491
Redemptions of Units                     (11,597,531) (11,335,344) (10,422,804)
                                         -----------  -----------  -----------
Net cash used for financing activities       (64,319)  (1,026,807)  (1,527,070)
                                         -----------  -----------  -----------

Net increase (decrease) in cash           (1,443,901)   1,005,935   (8,065,609)

Balance at beginning of period            50,336,417   49,330,482   57,396,091
                                         -----------  -----------  -----------

Balance at end of period                  48,892,516   50,336,417   49,330,482
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2004         2003         2002
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                    (23,311,900)  34,186,905   40,823,199
  Noncash item included in net
   income (loss):
    Net change in unrealized            21,655,342  (18,883,947) (12,501,282)
  (Increase) decrease in operating
   assets:
    Net option premiums                 (2,134,005)  (1,232,488)     167,063
    Interest receivable
     (Morgan Stanley DW)                  (507,361)     (15,337)      70,073
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                 1,067,674      738,759      221,961
    Accrued management fees                362,561      305,694       91,845
    Accrued incentive fees              (2,227,005)   2,227,005       --
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 (5,094,694)  17,326,591   28,872,859
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                    210,227,672  142,500,704   62,812,840
  Increase in subscriptions receivable     (48,644)  (5,997,473)  (1,699,578)
  Increase (decrease) in redemptions
   payable                               3,287,092      528,720     (719,023)
  Redemptions of Units                 (43,132,131) (30,542,924) (49,669,825)
                                       -----------  -----------  -----------
  Net cash provided by financing
   activities                          170,333,989  106,489,027   10,724,414
                                       -----------  -----------  -----------

  Net increase in cash                 165,239,295  123,815,618   39,597,273

  Balance at beginning of period       398,595,952  274,780,334  235,183,061
                                       -----------  -----------  -----------

  Balance at end of period             563,835,247  398,595,952  274,780,334
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2004         2003         2002
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                             1,248,814   20,513,412    6,314,416
  Noncash item included in net
   income:
    Net change in unrealized             5,262,416     (990,641)  (2,439,378)
  (Increase) decrease in operating
   assets:
    Net option premiums                    414,992     (455,512)      65,784
    Interest receivable
     (Morgan Stanley DW)                  (172,065)      (4,813)      27,581
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   430,756      218,453        7,354
    Accrued management fees                140,911       90,394        3,043
    Accrued incentive fees                (622,506)     811,250       --
                                       -----------  -----------  -----------
  Net cash provided by operating
   activities                            6,703,318   20,182,543    3,978,800
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Offering of Units                     74,561,018   36,555,972   13,475,899
  (Increase) decrease in subscriptions
   receivable                               59,052   (3,488,707)  (1,002,535)
  Increase (decrease) in redemptions
   payable                               1,069,458     (459,678)    (956,549)
  Redemptions of Units                 (13,839,146) (11,168,017) (13,238,629)
                                       -----------  -----------  -----------
  Net cash provided by financing
   activities                           61,850,382   21,439,570   (1,721,814)
                                       -----------  -----------  -----------

  Net increase in cash                  68,553,700   41,622,113    2,256,986

  Balance at beginning of period       109,846,761   68,224,648   65,967,662
                                       -----------  -----------  -----------

  Balance at end of period             178,400,461  109,846,761   68,224,648
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                         2004         2003         2002
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                            36,141,651   87,941,888   60,775,435
Noncash item included in net
 income:
  Net change in unrealized            19,092,460  (22,330,997) (12,597,598)
(Increase) decrease in operating
 assets:
  Net option premiums                  3,973,725  (3,973,725)       --
  Interest receivable
   (Morgan Stanley DW)                  (708,483)     (22,974)      49,837
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                 1,682,213    1,041,470      397,100
  Accrued management fees                547,516      411,562       91,431
  Accrued incentive fees              (4,924,640)   4,924,640       --
                                     -----------  -----------  -----------
Net cash provided by operating
 activities                           55,804,442   67,991,864   48,716,205
                                     -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    260,952,698  157,355,402   58,718,660
Increase in subscriptions receivable  (1,280,533)  (8,746,329)  (2,663,228)
Increase (decrease) in redemptions
 payable                               3,540,981     (270,216)     818,573
Redemptions of Units                 (56,554,740) (42,934,638) (41,646,591)
                                     -----------  -----------  -----------
Net cash provided by financing
 activities                          206,658,406  105,404,219   15,227,414
                                     -----------  -----------  -----------

Net increase in cash                 262,462,848  173,396,083   63,943,619

Balance at beginning of period       483,512,056  310,115,973  246,172,354
                                     -----------  -----------  -----------

Balance at end of period             745,974,904  483,512,056  310,115,973
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $273,100,730                                $              %              $               %
Foreign currency                                                    16,600,066        6.08*           47,887          0.02
                                                                    ----------        ----          --------         -----
  Grand Total:                                                      16,600,066        6.08            47,887          0.02
                                                                    ==========        ====          ========         =====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $190,055,920
Foreign currency                                                     5,023,184        2.64          (144,544)        (0.07)
                                                                    ----------        ----          --------         -----
  Grand Total:                                                       5,023,184        2.64          (144,544)        (0.07)
                                                                    ==========        ====          ========         =====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2004 PARTNERSHIP NET ASSETS: $273,100,730                               $
Foreign currency                                                    16,647,953
                                                                    ----------
  Grand Total:                                                      16,647,953

  Unrealized Currency Gain/(Loss)                                       --
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    16,647,953
                                                                    ==========

2003 PARTNERSHIP NET ASSETS: $190,055,920
Foreign currency                                                     4,878,640
                                                                    ----------
  Grand Total:                                                       4,878,640

  Unrealized Currency Gain/(Loss)                                       --
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     4,878,640
                                                                    ==========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $49,611,618                                 $              %              $               %
Commodity                                                             (174,817)       (0.35)         88,890           0.18
Equity                                                                 416,781         0.84            --              --
Foreign currency                                                       233,829         0.47          15,689           0.03
Interest rate                                                           25,587         0.05         181,418           0.37
                                                                     ---------        -----         -------          -----
  Grand Total:                                                         501,380         1.01         285,997           0.58
                                                                     =========        =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $52,639,493
Commodity                                                              689,471         1.31          (5,870)         (0.01)
Equity                                                                 936,933         1.78            --              --
Foreign currency                                                       627,263         1.19         109,420           0.21
Interest rate                                                          216,798         0.41            --              --
                                                                     ---------        -----         -------          -----
  Grand Total:                                                       2,470,465         4.69         103,550           0.20
                                                                     =========        =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                     -----------
2004 PARTNERSHIP NET ASSETS: $49,611,618                                $
Commodity                                                             (85,927)
Equity                                                                416,781
Foreign currency                                                      249,518
Interest rate                                                         207,005
                                                                    ---------
  Grand Total:                                                        787,377

  Unrealized Currency Gain                                             29,946
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      817,323
                                                                    =========

2003 PARTNERSHIP NET ASSETS: $52,639,493
Commodity                                                             683,601
Equity                                                                936,933
Foreign currency                                                      736,683
Interest rate                                                         216,798
                                                                    ---------
  Grand Total:                                                      2,574,015

  Unrealized Currency Loss                                            (26,975)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    2,547,040
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------

2004 PARTNERSHIP NET ASSETS: $585,306,125                                $              %              $               %
Commodity                                                            5,488,782        0.94            642,817         0.11
Equity                                                               7,810,435        1.33             --              --
Foreign currency                                                     3,951,731        0.68         (2,735,991)       (0.47)
Interest rate                                                        1,815,260        0.31            828,324         0.14
                                                                    ----------        ----         ----------        -----
  Grand Total:                                                      19,066,208        3.26         (1,264,850)       (0.22)
                                                                    ==========        ====         ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $441,522,484
Commodity                                                           20,983,272        4.75           (175,989)       (0.04)
Equity                                                               5,391,145        1.22             --              --
Foreign currency                                                    11,095,838        2.51            691,093         0.16
Interest rate                                                        1,338,070        0.31            (87,559)       (0.02)
                                                                    ----------        ----         ----------        -----
  Grand Total:                                                      38,808,325        8.79            427,545         0.10
                                                                    ==========        ====         ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------

2004 PARTNERSHIP NET ASSETS: $585,306,125                               $
Commodity                                                            6,131,599
Equity                                                               7,810,435
Foreign currency                                                     1,215,740
Interest rate                                                        2,643,584
                                                                    ----------
  Grand Total:                                                      17,801,358

  Unrealized Currency Loss                                          (2,674,735)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    15,126,623
                                                                    ==========

2003 PARTNERSHIP NET ASSETS: $441,522,484
Commodity                                                           20,807,283
Equity                                                               5,391,145
Foreign currency                                                    11,786,931
Interest rate                                                        1,250,511
                                                                    ----------
  Grand Total:                                                      39,235,870

  Unrealized Currency Loss                                          (2,453,905)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    36,781,965
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $183,241,125                                $              %              $               %
Commodity                                                            2,260,763         1.23           811,061         0.44
Equity                                                                 746,712         0.41            --              --
Foreign currency                                                     1,083,470         0.59        (1,174,936)       (0.64)
Interest rate                                                         (999,978)       (0.54)          (59,493)       (0.03)
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       3,090,967         1.69          (423,368)       (0.23)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $121,270,439
Commodity                                                            6,059,248         5.00*       (1,198,617)       (0.99)
Equity                                                               1,807,241         1.49            --              --
Foreign currency                                                     1,149,874         0.95            13,175         0.01
Interest rate                                                          207,192         0.17             8,576         0.01
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       9,223,555         7.61        (1,176,866)       (0.97)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                     -----------
2004 PARTNERSHIP NET ASSETS: $183,241,125                               $
Commodity                                                            3,071,824
Equity                                                                 746,712
Foreign currency                                                       (91,466)
Interest rate                                                       (1,059,471)
                                                                    ----------
  Grand Total:                                                       2,667,599

  Unrealized Currency Loss                                              (8,230)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     2,659,369
                                                                    ==========

2003 PARTNERSHIP NET ASSETS: $121,270,439
Commodity                                                            4,860,631
Equity                                                               1,807,241
Foreign currency                                                     1,163,049
Interest rate                                                          215,768
                                                                    ----------
  Grand Total:                                                       8,046,689

  Unrealized Currency Loss                                            (124,904)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     7,921,785
                                                                    ==========

*No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $778,723,887                                $              %              $               %
Commodity                                                            4,959,331         0.63         1,798,641         0.23
Equity                                                               7,857,895         1.01          (817,447)       (0.10)
Foreign currency                                                    13,746,446         1.77        (2,924,743)       (0.38)
Interest rate                                                        3,829,920         0.49          (382,283)       (0.05)
                                                                    ----------        -----       -----------        -----
  Grand Total:                                                      30,393,592         3.90        (2,325,832)       (0.30)
                                                                    ==========        =====       ===========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $538,184,278
Commodity                                                           23,626,420         4.39        (2,094,377)       (0.39)
Equity                                                              10,843,962         2.01        (2,020,472)       (0.37)
Foreign currency                                                    22,436,449         4.17        (1,729,369)       (0.32)
Interest rate                                                           53,129         0.01        (5,502,664)       (1.02)
                                                                    ----------        -----       -----------        -----
  Grand Total:                                                      56,959,960        10.58       (11,346,882)       (2.10)
                                                                    ==========        =====       ===========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                     -----------
2004 PARTNERSHIP NET ASSETS: $778,723,887                               $
Commodity                                                            6,757,972
Equity                                                               7,040,448
Foreign currency                                                    10,821,703
Interest rate                                                        3,447,637
                                                                    ----------
  Grand Total:                                                      28,067,760

  Unrealized Currency Loss                                            (726,010)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    27,341,750
                                                                    ==========

2003 PARTNERSHIP NET ASSETS: $538,184,278
Commodity                                                           21,532,043
Equity                                                               8,823,490
Foreign currency                                                    20,707,080
Interest rate                                                       (5,449,535)
                                                                    ----------
  Grand Total:                                                      45,613,078

  Unrealized Currency Gain                                             821,132
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    46,434,210
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic"), and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership," or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Spectrum Global Balanced, Spectrum Select, and Spectrum Technical are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Spectrum Strategic's clearing commodity brokers are MS&Co., MSIL, and Morgan Stanley Capital Group Inc. ("MSCG"). Spectrum Currency's clearing commodity broker is MS&Co. Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays each Partnership interest income equal to 80% of the month's average daily "Net Assets" (as defined in the Limited Partnership Agreements) in the case of Spectrum Currency, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and on 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on Futures Interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co, MSIL, and MSCG for Spectrum Strategic and Morgan Stanley DW, MS&Co., and MSIL for Spectrum Global Balanced, Spectrum Select, and Spectrum Technical, and Morgan Stanley DW and MS&Co. for Spectrum Currency, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

  The Partnerships, in their normal course of business, enter into various contracts with MS&Co., MSIL, and/or MSCG acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co., MSIL, and/or MSCG to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward and options on forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. The brokerage fees for Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Brokerage fees for Spectrum Select, Spectrum Strategic, and Spectrum Technical are accrued at a flat monthly rate of 1/12 of 7.25% (a 7.25% annual rate) of Net Assets as of the first day of each month.

  Such brokerage fees currently cover all brokerage commissions, transaction fees and costs, and ordinary administrative and continuing offering expenses.

OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnerships' profits.

CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of each month. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. Morgan Stanley DW pays all such costs.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a limited partner, upon five business days advance notice by redemption form to Demeter. Redemptions must be made in whole Units, in a minimum amount of 50 Units required for each redemption, unless a limited partner is redeeming his entire interest in a Partnership.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW.

EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a limited partner in any of the Partnerships, and at the end of each month thereafter, limited partners may exchange their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIPS. Spectrum Currency, Spectrum Global Balanced, Spectrum Strategic, and Spectrum Technical will terminate on December 31, 2035 and Spectrum Select will terminate on December 31, 2025, regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. On February 27, 2002, Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnerships received settlement award payments in the amounts of $233,074, $4,636,156, $17,556, and $306,400, respectively, during August 2002 and $0, $45,665, $173, and 3,018, respectively, during July 2004. Spectrum Global Balanced received a settlement award payment in the amount of $2,296 during October 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Such reclassifications have no impact to the Partnerships' reported net income
(loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS

The Partnerships pay brokerage fees to Morgan Stanley DW as described in Note
1. Spectrum Strategic's cash is on deposit with Morgan Stanley DW, MS&Co., MSIL, and MSCG. Spectrum Global Balanced, Spectrum Select, and Spectrum Technical's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL, and Spectrum Currency's cash is on deposit with Morgan Stanley DW and MS&Co., in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2004 were as follows:

Morgan Stanley Spectrum Currency L.P.
  John W. Henry & Company, Inc. ("JWH")
  Sunrise Capital Partners, LLC

Morgan Stanley Spectrum Global Balanced L.P.
  SSARIS Advisors, LLC ("SSARIS") replaced RXR,
   Inc. effective December 6, 2002

Morgan Stanley Spectrum Select L.P.
  EMC Capital Management, Inc. ("EMC")
  Northfield Trading L.P. ("Northfield")
  Rabar Market Research, Inc. ("Rabar")
  Sunrise Capital Management, Inc. ("Sunrise")
  Graham Capital Management, L.P. ("Graham"), effective January 1, 2004

Morgan Stanley Spectrum Strategic L.P.
  Blenheim Capital Management, L.L.C. ("Blenheim")
  Eclipse Capital Management, Inc. ("Eclipse")
  FX Concepts (Trading Advisor), Inc. ("FX Concepts"), effective November 1, 2004

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Effective April 30, 2004, Allied Irish Capital Management Ltd. was terminated as a trading advisor for Spectrum Strategic.

Morgan Stanley Spectrum Technical L.P.
  Campbell & Company, Inc. ("Campbell")
  Chesapeake Capital Corporation ("Chesapeake")
  John W. Henry & Company, Inc.
  Winton Capital Management Limited ("Winton"),
   effective January 1, 2004
  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

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

  The management fee for Spectrum Select is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to EMC, Northfield, Rabar, and Sunrise on the first day of each month (a 3% annual rate) and 1/12 of 2% per month of Net Assets allocated to Graham on the first day of each month (a 2% annual rate).
  The management fee for Spectrum Strategic is accrued at the rate of 1/12 of 3% per month of Net Assets allocated to Blenheim and Eclipse on the first day of each month (a 3% annual rate) and 1/12 of 2% per month of Net Assets allocated to FX Concepts on the first day of each month (a 2% annual rate).

  The management fee for Spectrum Technical is accrued at the rate of 1/12 of 2% per month of Net Assets allocated to JWH and Winton on the first day of each month (a 2% annual rate) and 1/12 of 3% per month of Net Assets allocated to Campbell and Chesapeake on the first day of each month (a 3% annual rate). Prior to May 1, 2002, the management fee for Chesapeake was accrued at a rate of 1/12 of 4% per month of Net Assets on the first day of each month (a 4% annual rate).

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


INCENTIVE FEE.   Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month.

  Spectrum Global Balanced pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month.

  Spectrum Select pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to EMC, Northfield, Rabar, and Sunrise as of the end of each calendar month and 20% of the trading profits experienced with respect to the Net Assets allocated to Graham as of the end of each calendar month.

  Spectrum Strategic pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to Blenheim and Eclipse as of the end of each calendar month and 20% of the trading profits experienced with respect to the Net Assets allocated to FX Concepts as of the end of each calendar month.

  Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to Campbell, JWH, and Winton as of the end of each calendar month and 19% of the trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month.

  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted.

  For all Partnerships with trading losses, no incentive fee is paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month's subscriptions and redemptions.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade Future Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

SPECTRUM CURRENCY

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                             OFF-                            OFF-
                 EXCHANGE- EXCHANGE-             EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED      TOTAL     TRADED    TRADED
            ---- --------- ---------- ---------- --------- ---------
                     $         $          $
            2004    --     16,647,953 16,647,953    --     Mar. 2005
            2003    --      4,878,640  4,878,640    --     Mar. 2004

SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2004   746,251  71,072     817,323 Mar. 2005 Mar. 2005
             2003 2,472,718  74,322   2,547,040 Apr. 2004 Mar. 2004

SPECTRUM SELECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
            ---- ---------- --------- ---------- --------- ---------
                     $          $         $
            2004 13,504,844 1,621,779 15,126,623 Jun. 2006 Mar. 2005
            2003 31,690,225 5,091,740 36,781,965 Mar. 2005 Mar. 2004

SPECTRUM STRATEGIC

                 NET UNREALIZED GAINS/(LOSSES)
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------ -------------------
                             OFF-                           OFF-
                 EXCHANGE- EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED      TOTAL    TRADED    TRADED
            ---- --------- ---------  --------- --------- ---------
                     $         $          $
            2004 3,084,000  (424,631) 2,659,369 Mar. 2006 Mar. 2005
            2003 6,905,992 1,015,793  7,921,785 Jul. 2005 Mar. 2004

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM TECHNICAL

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS         LONGEST MATURITIES
                -------------------------------- -------------------
                             OFF-                            OFF-
                EXCHANGE-  EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED     TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ---------- ---------- --------- ---------
                    $          $          $
           2004 15,108,739 12,233,011 27,341,750 Jun. 2006 Mar. 2005
           2003 34,239,960 12,194,250 46,434,210 Dec. 2004 Mar. 2004

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, options on forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., MSIL, and/or MSCG each as a futures commission merchant for each Partnership's exchange-traded futures, forward, options on forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, options on forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, options on forward, and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2004 and 2003 respectively, $49,638,767 and $52,809,135 for Spectrum Global Balanced, $577,340,091 and $430,286,177 for
Spectrum Select, $181,484,461 and $116,752,753 for Spectrum Strategic, and $761,083,643 and $517,752,016 for Spectrum Technical. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses)

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

on open forward contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

SPECTRUM CURRENCY

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2004:    $ 15.66
                                                      -------
                 NET OPERATING RESULTS:
                   Interest Income                       0.13
                   Expenses                             (0.89)
                   Realized Loss                        (1.21)
                   Unrealized Profit                     0.72
                                                      -------
                   Net Loss                             (1.25)
                                                      -------
                 NET ASSET VALUE, DECEMBER 31, 2004:  $ 14.41
                                                      =======
                 RATIOS TO AVERAGE NET ASSETS:

                   Net Investment Loss                 (5.6)%
                   Expenses before Incentive Fees       6.4 %
                   Expenses after Incentive Fees        6.5 %
                   Net Loss                            (5.3)%

                 TOTAL RETURN BEFORE INCENTIVE FEES    (7.9)%
                 TOTAL RETURN AFTER INCENTIVE FEES     (8.0)%
                 INCEPTION-TO-DATE RETURN              44.1 %
                 COMPOUND ANNUALIZED RETURN             8.5 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM GLOBAL BALANCED

                                                       PER UNIT:
                                                       ---------
                NET ASSET VALUE, JANUARY 1, 2004:       $ 15.47
                                                        -------
                NET OPERATING RESULTS:
                  Interest Income                          0.18
                  Expenses                                (0.87)
                  Realized Profit                          0.34
                  Unrealized Loss                         (0.51)
                  Proceeds from Litigation Settlement       0.0
                                                        -------
                  Net Loss                                (0.86)
                                                        -------
                NET ASSET VALUE, DECEMBER 31, 2004:     $ 14.61
                                                        =======
                RATIOS TO AVERAGE NET ASSETS:

                  Net Investment Loss                    (4.6)%
                  Expenses before Incentive Fees          5.9 %
                  Expenses after Incentive Fees           5.9 %
                  Net Loss                               (6.0)%

                TOTAL RETURN BEFORE INCENTIVE FEES       (5.6)%
                TOTAL RETURN AFTER INCENTIVE FEES        (5.6)%
                INCEPTION-TO-DATE RETURN                 46.1 %
                COMPOUND ANNUALIZED RETURN                3.8 %

SPECTRUM SELECT

                                                        PER UNIT:
                                                        ---------
NET ASSET VALUE, JANUARY 1, 2004:                       $  30.31
                                                        --------
NET OPERATING RESULTS:
 Interest Income                                            0.28
 Expenses                                                  (3.20)
 Realized Profit                                            2.70
 Unrealized Loss                                           (1.21)
 Proceeds from Litigation Settlement                         0.0
                                                        --------
 Net Loss                                                  (1.43)
                                                        --------
NET ASSET VALUE, DECEMBER 31, 2004:                     $  28.88
                                                        ========
RATIOS TO AVERAGE NET ASSETS:

 Net Investment Loss                                     (10.1)%
 Expenses before Incentive Fees                            9.9 %
 Expenses after Incentive Fees                            11.1 %
 Net Loss                                                 (4.5)%

TOTAL RETURN BEFORE INCENTIVE FEES                        (3.6)%
TOTAL RETURN AFTER INCENTIVE FEES                         (4.7)%
INCEPTION-TO-DATE RETURN                                 188.8 %
COMPOUND ANNUALIZED RETURN                                 8.2 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


SPECTRUM STRATEGIC

                                                        PER UNIT:
                                                        ---------
NET ASSET VALUE, JANUARY 1, 2004:                        $ 14.31
                                                         -------
NET OPERATING RESULTS:
 Interest Income                                            0.15
 Expenses                                                  (1.52)
 Realized Profit                                            2.10
 Unrealized Loss                                           (0.48)
 Proceeds from Litigation Settlement                         0.0
                                                         -------
 Net Income                                                 0.25
                                                         -------
NET ASSET VALUE, DECEMBER 31, 2004:                      $ 14.56
                                                         =======
RATIOS TO AVERAGE NET ASSETS:

 Net Investment Loss                                      (9.3)%
 Expenses before Incentive Fees                            8.6 %
 Expenses after Incentive Fees                            10.3 %
 Net Income                                                0.8 %

TOTAL RETURN BEFORE INCENTIVE FEES                         3.5 %
TOTAL RETURN AFTER INCENTIVE FEES                          1.7 %
INCEPTION-TO-DATE RETURN                                  45.6 %
COMPOUND ANNUALIZED RETURN                                 3.8 %

SPECTRUM TECHNICAL

                                                        PER UNIT:
                                                        ---------
NET ASSET VALUE, JANUARY 1, 2004:                       $  22.64
                                                        --------
NET OPERATING RESULTS:
 Interest Income                                            0.21
 Expenses                                                  (2.53)
 Realized Profit                                            3.96
 Unrealized Loss                                           (0.65)
 Proceeds from Litigation Settlement                         0.0
                                                        --------
 Net Income                                                 0.99
                                                        --------
NET ASSET VALUE, DECEMBER 31, 2004:                     $  23.63
                                                        ========
RATIOS TO AVERAGE NET ASSETS:

 Net Investment Loss                                     (10.5)%
 Expenses before Incentive Fees                            9.5 %
 Expenses after Incentive Fees                            11.4 %
 Net Income                                                5.6 %

TOTAL RETURN BEFORE INCENTIVE FEES                         6.2 %
TOTAL RETURN AFTER INCENTIVE FEES                          4.4 %
INCEPTION-TO-DATE RETURN                                 136.3 %
COMPOUND ANNUALIZED RETURN                                 8.8 %

                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper
DWS 38221-09
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA

















-