Form 10-Q
period 2005-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2005-05-11
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2005 and 2004 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	21-34

Item 4.	Controls and Procedures	34-35


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	.36

Item 5.	Other Information......................................37

Item 6.	Exhibits............................................37-39



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     March 31,	     December 31,
        	          2005       	     2004
	        $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	47,163,359	48,892,516

	Net unrealized gain on open contracts (MS&Co.)	    305,677	     932,265
	Net unrealized gain (loss) on open contracts (MSIL)	        23,353	    (114,942)

	     Total net unrealized gain on open contracts	      329,030	      817,323

	     Total Trading Equity	47,492,389	49,709,839

Subscriptions receivable	364,153	640,161
Interest receivable (Morgan Stanley DW)	      104,613	       83,972

	     Total Assets	 47,961,155	  50,433,972

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,017,834	582,712
Accrued brokerage fees (Morgan Stanley DW)	184,324	188,436
Accrued management fees	        50,089	       51,206

	     Total Liabilities	   1,252,247	    822,354

Partners? Capital

Limited Partners ( 3,273,164.160 and
    3,359,662.807 Units, respectively)	46,184,517	49,068,822
General Partner (37,164.331 Units)	        524,391	     542,796

	     Total Partners? Capital	   46,708,908	 49,611,618

	     Total Liabilities and Partners? Capital	  47,961,155	50,433,972

NET ASSET VALUE PER UNIT                                              	            14.11	              14.61

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	    	      For the Quarters Ended March 31,


                                                                         		          2005    	      2004
                                                                               	                       $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   266,268			      119,666

EXPENSES
	Brokerage fees (Morgan Stanley DW)		559,709	609,953
	Management fees	      	    152,098   	       165,749

		   Total Expenses		   711,807	      775,702

NET INVESTMENT LOSS	                                                   (445,539)	   (656,036)

TRADING RESULTS
Trading profit (loss):
	Realized			 (740,177)	2,430,345
	Net change in unrealized		     (488,293)	 (2,162,789)

    Total Trading Results		  (1,228,470)	      267,556


NET LOSS 	                                                                       (1,674,009)	        (388,480)


NET LOSS ALLOCATION

	Limited Partners       	     	  (1,655,604)     	     (384,227)
	General Partner                                                                        (18,405)       	  (4,253)

NET LOSS PER UNIT

	Limited Partners                                                                          (0.50)   	 (0.11)
	General Partner                                                                           (0.50)   	 (0.11)







	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2003	3,401,912.446	52,064,431	575,062	52,639,493

Offering of Units	304,286.577	4,693,770	?   	4,693,770

Net Loss                                                                ?   	  	(384,227)	(4,253)	(388,480)

Redemptions	  (247,623.727)	 (3,824,364)	     ?      	 (3,824,364)

Partners? Capital,
	March 31, 2004	 3,458,575.296	52,549,610	  570,809	53,120,419





Partners? Capital,
	December 31, 2004	3,396,827.138	49,068,822	542,796	49,611,618

Offering of Units	107,738.174	1,535,960	?   	1,535,960

Net Loss                                                                ?   	  	(1,655,604)	(18,405)	(1,674,009)

Redemptions	  (194,236.821)	 (2,764,661)	     ?      	 (2,764,661)

Partners? Capital,
	March 31, 2005	 3,310,328.491	  46,184,517	  524,391	 46,708,908





The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,674,009)	(388,480)
Noncash item included in net loss:
		Net change in unrealized	488,293	2,162,789

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(20,641)	(2,969)
		Net option premiums	-     	(39,600)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(4,112)	11,254
		Accrued management fees	       (1,117)	        3,059

Net cash provided by (used for) operating activities	  (1,211,586)	  1,746,053


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	1,811,968	3,945,657
Cash paid from redemptions of Units	  (2,329,539)	 (3,401,939)

Net cash provided by (used for) financing activities	     (517,571)	     543,718

Net increase (decrease) in cash	(1,729,157)	2,289,771

Balance at beginning of period	   48,892,516	  50,336,417

Balance at end of period	   47,163,359	  52,626,188





	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	   Traded 	     Traded   	Total	 Traded  	   Traded
	$	$	$

Mar. 31, 2005  	375,548	(46,518)	329,030	Sep. 2005	Jun. 2005
Dec. 31, 2004	    746,251	71,072	  817,323	Mar. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $47,538,907 and $49,638,767 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(962,202) and expenses totaling $711,807, resulting in a net loss of $1,674,009 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $14.61 at December 31, 2004 to $14.11 at March 31, 2005.

The most significant trading losses of approximately 3.1% were incurred in the currency sector throughout the quarter from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar. During January, short U.S. dollar positions versus the South African rand and euro resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan-revaluation for the foreseeable future. Short positions in the euro and Singapore dollar versus the U.S. dollar also experienced losses during February as the U.S. dollar?s value declined amid news of disappointing U.S.
       economic data and proposed U.S. dollar reductions in
foreign central bank currency reserves. Finally, losses in the currency markets resulted during March from long positions in the euro and Singapore dollar versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. Additional Partnership losses of approximately 0.3% were experienced in the agricultural markets, primarily during January and March, from long futures positions in corn after prices declined amid a stronger U.S. dollar and technically-based selling. Smaller Partnership losses of approximately 0.1% resulted in the metals sector, primarily during January, from long futures positions in zinc as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Additional losses were recorded from long futures positions in gold as prices also declined due to strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.5% achieved in the global interest rate markets.
 During January, long positions in U.S. interest rate futures advanced supported by negative economic data regarding U.S. consumer confidence and wage increases, as well as news that
       foreign demand for U.S. government debt remained strong.
During February, short positions in Australian interest rate futures produced gains as prices moved lower after the release of positive economic data raised expectations for increases in interest rates by the Reserve Bank of Australia. During March, short positions in short-term U.S. interest rate futures benefited as prices moved lower after increases in U.S. interest rates and concerns for inflation prompted forecasts for future interest rate hikes. Additional Partnership gains of approximately 0.4% resulted in the energy markets, primarily during March, from long futures positions in crude oil and its related products as rising energy prices advanced further amid reduced supply, heightened demand from Asia, and lower inventories reported by the U.S. Energy Information Administration. In the global stock index markets, gains of approximately 0.2% were recorded during February from long positions in European and Pacific Rim equity index futures as equity prices moved higher amid successful elections in Iraq and lower-than-expected unemployment data out of the U.S. Long Pacific Rim positions continued to profit as prices drifted higher after positive economic data reflected potential for future economic growth in the Far East.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $387,222 and expenses totaling $775,702, resulting in a net loss of $388,480 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit decreased from $15.47 at December 31, 2003 to $15.36 at March 31, 2004.

The most significant trading losses of approximately 1.6% were experienced in the currency markets, primarily during March.
Long cross-rate positions in the Swiss franc and the Australian dollar - both versus the Japanese yen - resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also hurt as the dollar?s value declined due to reduced Bank of Japan intervention activity. During January, long positions in the Mexican peso versus the U.S. dollar incurred losses as the peso?s value fell under pressure from declining Mexican interest rates and U.S. dollar weakness against the euro. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.8% recorded in the global interest rate markets, primarily during February, from long positions in European and U.S. interest rate futures. Global bond prices rallied after governmental central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. Additional gains of approximately 0.8% were recorded in the global stock index markets during January and February. Long U.S. stock index futures positions profited as U.S. equity prices moved higher in response to positive company earnings reports and signs of growing U.S. consumer confidence. Long positions in Asian and U.S. stock index futures recorded gains during February as global equity prices advanced amid upbeat corporate profit reports, merger and acquisition activity, and a low-interest rate global environment.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.
Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the
       value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $47 million and $53 million, respectively.

Primary Market           March 31, 2005       March 31, 2004
Risk Category             Value at Risk        Value at Risk

Interest Rate	(2.68)%	     (1.33)%

Equity	(1.42)              (1.27)

Currency	(0.22)              (0.51)

Commodity	             (0.44)              (0.39)

Aggregate Value at Risk	(3.44)%             (1.56)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents
       the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.


Primary Market Risk Category        High      Low      Average
Interest Rate	(2.68)%	(0.60)%	(1.19)%
Equity	(1.64)	(1.07)	(1.40)
Currency	(0.53)	(0.21)	(0.33)
Commodity	(0.92)	(0.06)	(0.40)
Aggregate Value at Risk	    (3.44)%	(0.92)%	(1.97)%



       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 98% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material
       changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership. The following were the primary trading risk exposures of the Partnership at March 31, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, Canadian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
of smaller countries ? e.g., Australia.    Demeter anticipates
that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by
       the Partnership range from short to long-term instruments.
Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the DAX (Germany), FTSE (Britain), S&P 500 (U.S.), and NIKKEI (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices.
Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31,
       2005, the Partnership?s major exposures were to the euro,
Norwegian krone, Australian dollar, and New Zealand dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2005, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean,
       corn, and cotton markets.  Supply and demand
inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Singapore dollars, British pounds, Japanese yen, Australian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
 File Number

Initial Registration	2,000,000.000		September 15, 1994	  33-80146
Additional Registration	5,000,000.000		January 31, 1996    333-00494
Additional Registration	1,000,000.000		April 30, 1996      333-03222
Additional Registration	3,000,000.000		February 28, 2000   333-90475
Additional Registration	  5,500,000.000		April 28, 2003     333-104002
   Total Units Registered       16,500,000.000

Units sold through 3/31/05	       7,936,684.685
Units unsold through 3/31/05     8,563,315.315

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $112,382,843.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, on April 29, 2005.
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
the Partnership, Demeter, and RXR, Inc., is incorporated
by reference to Exhibit 10.01 of the Partnership?s Form
10-K (File No. 0-26340) for fiscal year ended December
31, 1998 filed with the Securities and Exchange
Commission on June 30, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on April
29, 2005.
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
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April
25, 2005, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on April 29, 2005.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October
16, 2000, is incorporated by reference to Exhibit 10.01
       of the Partnership?s Form 8-K (File No. 0-26340)
filed with the Securities and Exchange Commission on
November 1, 2001.
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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 16, 2005            By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
























MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


? 12 ?
?