Form 10-Q
period 2005-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2005-08-12
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2005 and 2004 (Unaudited)..	4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	26-39

Item 4.	Controls and Procedures	39-40


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	...41

Item 5.	Other Information......................................42

Item 6.	Exhibits............................................42-44



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     June 30,	     December 31,
                2005       	     2004
	        $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	45,716,202	48,892,516

	Net unrealized gain on open contracts (MS&Co.)	    1,004,624	     932,265
	Net unrealized loss on open contracts (MSIL)	    (135,816)	    (114,942)

	     Total net unrealized gain on open contracts	      868,808	      817,323

	     Total Trading Equity	46,585,010	49,709,839

Subscriptions receivable	393,611	640,161
Interest receivable (Morgan Stanley DW)	      106,118	       83,972

	     Total Assets	  47,084,739	  50,433,972

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,449,802	582,712
Accrued brokerage fees (Morgan Stanley DW)	176,438	188,436
Accrued management fees	      47,946	       51,206

	     Total Liabilities	   1,674,186	    822,354

Partners? Capital

Limited Partners (3,111,234.694 and
    3,359,662.807 Units, respectively)	44,874,518	49,068,822
General Partner (37,164.331 Units)	       536,035	     542,796

	     Total Partners? Capital	   45,410,553	 49,611,618

	     Total Liabilities and Partners? Capital	  47,084,739	50,433,972

NET ASSET VALUE PER UNIT                                              	            14.42	              14.61

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


          For the Three Months	                           For the Six
Months
  	           Ended June 30,    	                           Ended June 30,

             2005   	        2004    	      2005   	    2004
                                                                                         $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   313,051		     121,746 		   579,319	         241,412

EXPENSES
	Brokerage fees (Morgan Stanley DW)	527,128	598,522	1,086,837		1,208,475
	Management fees	          143,241	     162,644	    295,339 		      328,393

		   Total Expenses 	    670,369	     761,166	 1,382,176		    1,536,868

NET INVESTMENT LOSS 	   (357,318)	    (639,420)	   (802,857)		  (1,295,456)

TRADING RESULTS
Trading profit (loss):
	Realized	814,131 	(2,024,820)	73,954		405,525
	Net change in unrealized	   539,778	      182,511 	     51,485		      (1,980,278)

		  Total Trading Results	   1,353,909 	    (1,842,309)	   125,439		   (1,574,753)

NET INCOME (LOSS)	    996,591  	          (2,481,729)	   (677,418)		   (2,870,209)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	984,947	           (2,455,136)	(670,657)		(2,839,363)
	General Partner 	11,644	(26,593)	(6,761)		(30,846)


NET INCOME (LOSS) PER UNIT

	Limited Partners                	       0.31                    (0.72)                      (0.19) 	(0.83)
	General Partner                           	       0.31                    (0.72)                      (0.19) 	(0.83)








	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	3,401,912.446	52,064,431	575,062	52,639,493

Offering of Units	529,244.744	8,008,586	?  	8,008,586

Net Loss                                                                ?   	  	(2,839,363)	(30,846)	(2,870,209)

Redemptions	  (496,338.326)	 (7,480,073)	           ?   	 (7,480,073)

Partners? Capital,
	June 30, 2004	 3,434,818.864 	49,753,581	  544,216	50,297,797




Partners? Capital,
	December 31, 2004	3,396,827.138	49,068,822	542,796	49,611,618

Offering of Units	197,373.828	2,804,124	?  	2,804,124

Net Loss                                                                ?   	  	(670,657)	(6,761)	(677,418)

Redemptions	  (445,801.941)	 (6,327,771)	           ?   	 (6,327,771)

Partners? Capital,
	June 30, 2005	 3,148,399.025 	44,874,518	  536,035	45,410,553









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(677,418)	(2,870,209)
Noncash item included in net loss:
		Net change in unrealized	(51,485)	1,980,278

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(22,146)	(758)
		Net option premiums	?     	(39,600)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(11,998)	1,326
		Accrued management fees	        (3,260)	        360

Net cash used for operating activities	     (766,307)	   (928,603)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	3,050,674	8,391,054
Cash paid from redemptions of Units	   (5,460,681)	   (6,977,949)

Net cash provided by (used for) financing activities	   (2,410,007)	    1,413,105

Net increase (decrease) in cash	(3,176,314)	484,502

Balance at beginning of period	   48,892,516	   50,336,417

Balance at end of period	   45,716,202             	  50,820,919







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	   Traded 	     Traded   	Total	 Traded  	   Traded
	$	$	$

Jun. 30, 2005 	   837,759	31,049	868,808	Dec. 2005	Sep. 2005
Dec. 31, 2004	    746,251	71,072	  817,323	Mar. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $46,553,961 and $49,638,767 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.






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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $1,666,960 and expenses totaling $670,369, resulting in net income of $996,591 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $14.11 at March 31, 2005 to $14.42 at June 30, 2005.

The most significant trading gains of approximately 3.0% were recorded in the global interest rate sector from long positions in European interest rate futures. Price moved higher throughout the quarter amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. Additional gains of 1.1% were experienced in the currency markets during May and June from short positions in the euro and Swiss franc versus the U.S. dollar as the values of these currencies weakened in response to the European integration process, as well as the release of disappointing European economic data. Short foreign currency positions and long positions in the U.S. dollar index also benefited from an advancing U.S. dollar supported by China?s reluctance to move towards a flexible yuan-exchange rate, better-than-expected U.S.
       trade statistics, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 0.7% were achieved in the global stock indices during May and June from long positions in European stock index futures as prices rose after weakness in European currencies, namely the euro, generated speculation for stronger European exports. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.1% in the energy markets during April and June from positions in crude oil and its related products, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed sharply lower in response to news of rising U.S. oil supplies.
Additional losses of approximately 0.4% were experienced in the agricultural markets from futures positions in corn. During April, long positions incurred losses as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Short positions held during May resulted in losses as prices increased due to weather-related concerns. During June, newly established long positions returned losses as prices moved lower on news of increased supply. Smaller Partnership losses of approximately 0.3% were experienced in the metals markets from long futures positions in base metals during April and May, and short futures positions during June. During April and May, prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, prices reversed higher after the U.S. dollar temporarily weakened in the wake of a softer-than-expected U.S. employment report.

The Partnership recorded total trading results including interest income totaling $704,758 and expenses totaling $1,382,176, resulting in a net loss of $677,418 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $14.61 at December 31, 2004 to $14.42 at June 30, 2005.

The most significant trading losses of approximately 2.0% were recorded in the currency markets during the first quarter from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar. During January, short U.S. dollar positions versus the South African rand resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest
       rates.  Additional losses resulted during January from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to the reluctance of the Chinese government to revalue the yuan. During February, short positions in the euro and Singapore dollar versus the U.S. dollar experienced losses as the U.S. dollar declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Losses also resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index. Additional losses of approximately 0.8% were incurred in the energy markets primarily during the second quarter from positions in crude oil and its related products, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Partnership losses of approximately 0.7% were recorded in the agricultural markets throughout a majority of the year from positions in corn. During January, March, and April, long
       positions resulted in losses after prices declined amid a stronger U.S. dollar, technically-based selling, improved crop conditions, and reduced foreign demand. Short positions held during May resulted in losses as prices increased due to weather-related concerns. During June, newly established long positions incurred losses as prices moved lower on news of increased supply. Further losses of approximately 0.5% occurred in the metals markets from positions in base metals. During January, long positions incurred losses after prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. During April and May, long positions finished with losses after prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, short futures positions in base metals experienced losses as prices reversed higher. A portion of the Partnership?s losses was offset by gains of approximately 3.5% achieved in the global interest rate markets primarily during the second quarter from long positions in European interest rate futures as prices trended higher amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. Additional Partnership gains of approximately 0.9% were recorded in the global stock index markets from long positions in European stock indices during February, May, and June. During February, equity prices moved higher amid successful elections in Iraq and
       lower-than-expected unemployment data out of the U.S.
During the second quarter, prices rose after weakness in European currencies, namely the euro, generated speculation for stronger European exports.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(1,720,563) and expenses totaling $761,166, resulting in a net loss of $2,481,729 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $15.36 at March 31, 2004 to $14.64 at June 30, 2004.

The most significant trading losses of approximately 2.2% were incurred in the global interest rate markets, primarily during April, from long European and Australian interest rate futures positions as fixed income prices tumbled following the release of stronger-than-expected U.S. economic data. Losses were also recorded during June from long positions in Japanese government bond futures as prices decreased due to rising yields and an improving Japanese economy. Additional losses of approximately 1.0% resulted in the currency markets during April from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged in response to announcements regarding better-than-expected U.S. economic data. Losses were also incurred on short U.S. dollar positions against the South African rand during April
       as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During May, long positions in the U.S. dollar versus the South African rand resulted in losses as the commodity-linked rand reversed higher in response to rising gold prices. Partnership losses of approximately 0.5% stemmed from long futures positions in corn during April. In the agricultural markets, corn prices declined, spurred by news of lower U.S. exports and increased plantings in the U.S. Corn Belt. During May, short futures positions in corn also resulted in losses as prices moved higher during the final week of the month due to delayed planting caused by inclement weather. Losses of approximately 0.2% were experienced in the energy sector from long futures positions in crude oil and its related products as prices reversed in early April following the release of data indicating larger-than-expected U.S. supplies. Long futures positions in crude oil and its related products produced additional losses during June as prices reversed lower following news that OPEC moved to increase its daily production quota. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.5% in the global stock index markets. Long positions in European stock index futures profited as stock prices moved higher amid the release of favorable corporate earnings and positive economic data.

       The Partnership recorded total trading results including interest income totaling $(1,333,341) and expenses totaling $1,536,868, resulting in a net loss of $2,870,209 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $15.47 at December 31, 2003 to $14.64 at June 30, 2004.

The most significant trading losses of approximately 2.6% were experienced in the currency markets, primarily during March.
Long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also hurt as the U.S. dollar?s value declined due to reduced Bank of Japan intervention activity. During April, losses were incurred from long positions in the Japanese yen and Singapore dollar versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure following efforts by the Japanese government to weaken the yen by intervening in the currency markets. Losses were also incurred on short U.S. dollar positions against the South African rand, as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. In the global interest rate markets, losses of approximately 1.4% were incurred during January from long positions in Australian interest rate futures as prices moved lower in sympathy with U.S. fixed income prices after the U.S. Federal Reserve hinted at possible rate increases in the near future. Additional losses stemmed from positions in Japanese government bond futures during June as prices first decreased due to rising yields and an improving Japanese economy and then increased sharply after the Bank of Japan voted to maintain interest rates close to zero. During April, losses were incurred on long European interest rate futures positions as global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data. Smaller Partnership losses of approximately 0.2% were recorded in the agricultural markets from trading in cocoa futures during the first six months of the year. In the metals markets, losses of approximately 0.2% resulted from long futures positions in nickel as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May also experienced losses as prices increased during the last week of the month due to a weaker U.S. dollar and strong Asian demand. A portion of the Partnership?s losses during the first six months of the year was offset by gains of approximately 1.3% achieved in the global stock index markets. Long positions in Japanese stock index futures contributed to gains as Japanese equity prices strengthened during June amid renewed investor sentiment regarding the Japanese economic recovery. Long U.S. stock index futures positions recorded gains as U.S. equity prices moved higher in response to positive company earnings reports, in
       addition to signs of growing U.S. consumer confidence during January. Long positions in Asian and U.S. stock index futures both recorded gains during February as global equity prices advanced amid upbeat corporate profit reports, merger and acquisition activity, and a low-interest rate environment.
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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $45 million and $50 million, respectively.

Primary Market            June 30, 2005        June 30, 2004
Risk Category             Value at Risk        Value at Risk

Interest Rate	(2.51)%	   (0.60)%

Equity	(1.71)	(1.07)

Currency	(0.42)	(0.21)

Commodity	(0.49)	(0.06)

Aggregate Value at Risk	 (2.70)%	   (0.92)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.


Primary Market Risk Category        High      Low      Average
Interest Rate	(2.68)%	(0.63)%	(1.67)%
Equity	(1.71)	(1.42)	(1.56)
Currency	(0.53)	(0.22)	(0.38)
Commodity	(0.92)	(0.18)	(0.51)
Aggregate Value at Risk	(3.44)%	(1.47)%	(2.41)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 96% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at June 30, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand.
Demeter anticipates that the G-7 countries, Australian, and New Zealand?s interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The
       speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), FTSE 100 (Britain), NIKKEI 225 (Japan), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions
       between two currencies other than the U.S. dollar.  At
June 30, 2005, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, New Zealand dollar, Swiss franc, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At June 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals
       exposure was to fluctuations in the price of base
metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, cocoa, soybeans, lean hogs, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in euros, South African rand, Canadian dollars, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 6/30/05	       8,026,320.339
Units unsold through 6/30/05     8,473,679.661

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $113,651,007.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933, on April 29, 2005.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, is incorporated by
reference to Exhibit 3.03 of the Partnership?s Form 10-K
(File No. 0-26340) for the fiscal year ended December 31,
1998 filed with the Securities and Exchange Commission on
June 30, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and SSARIS Advisors, LLC
(formerly RXR, Inc.), is incorporated by reference to
Exhibit 10.01 of the Partnership?s Form 10-K (File No. 0-
       26340) for fiscal year ended December 31, 1998
filed with the Securities and Exchange Commission on June
30, 1999.
10.11	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on April 29,
2005.
10.13	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum Commodity
L.P., Morgan Stanley DW, and The Chase Manhattan Bank, as
escrow agent, is incorporated by reference to Exhibit
10.13 of the Partnership?s Registration Statement on Form
S-1 (File No. 333-90475) filed with the Securities and
Exchange Commission on November 2, 2001.
10.14	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on April 29, 2005.
10.15	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of October 16,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.
10.15(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is filed herewith.
10.16	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 6, 2000, is incorporated by
reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-26340) filed with the Securities and Exchange
Commission on November 1, 2001.
10.17	Customer Agreement between the Partnership and MSIL, dated
as of May 1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership?s Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.18	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.
10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November 1,
2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 15, 2005         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





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




?