Form 10-Q
period 2005-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2005-11-10
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X
       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Nine Months Ended September 30, 2005 and 2004
	(Unaudited)..	4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-42

Item 4.	Controls and Procedures	42-43


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	...44

Item 6.	Exhibits	45



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     September 30,	     December 31,
                               	          2005       	     2004
	        $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	44,729,710	48,892,516

	Net unrealized gain on open contracts (MS&Co.)	    1,113,777	     932,265
	Net unrealized loss on open contracts (MSIL)	      (45,108)	    (114,942)

	     Total net unrealized gain on open contracts	   1,068,669	      817,323

	     Total Trading Equity	45,798,379	49,709,839

Subscriptions receivable	349,514	640,161
Interest receivable (Morgan Stanley DW)	      127,773	       83,972

	     Total Assets	  46,275,666	  50,433,972

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	890,918	582,712
Accrued brokerage fees (Morgan Stanley DW)	174,506	188,436
Accrued management fees	       47,420	       51,206

	     Total Liabilities	   1,112,844	    822,354

Partners? Capital

Limited Partners (3,033,040.791 and
    3,359,662.807 Units, respectively)	44,616,133	49,068,822
General Partner (37,164.331 Units)	      546,689	     542,796

	     Total Partners? Capital	   45,162,822	 49,611,618

	     Total Liabilities and Partners? Capital	   46,275,666	50,433,972

NET ASSET VALUE PER UNIT                                              	            14.71	              14.61

	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                      For the Three Months	                             For the Nine
Months
  	          Ended September 30,    	                         Ended
September 30,

                           2005   	        2004    	      2005   	    2004
                     $	               $	         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   372,764		     162,100 		   952,083	         403,512

EXPENSES
	Brokerage fees (Morgan Stanley DW)	524,989	   564,825	1,611,826		1,773,300
	Management fees	   142,662      	    153,486	    438,001 		      481,879

		   Total Expenses 	    667,651	     718,311	  2,049,827		    2,255,179

NET INVESTMENT LOSS 	   (294,887)	    (556,211)	 (1,097,744)		  (1,851,667)

TRADING RESULTS
Trading profit (loss):
	Realized	995,275 	(972,761)	1,069,229		(567,236)
	Net change in unrealized	    199,861	      278,741 	     251,346		      (1,701,537)

		  Total Trading Results	  1,195,136 	      (694,020)	  1,320,575		   (2,268,773)

NET INCOME (LOSS)	       900,249 	         (1,250,231)	     222,831		   (4,120,440)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	889,595	(1,236,703)	218,938		(4,076,066)
	General Partner 	10,654	(13,528)	3,893		(44,374)


NET INCOME (LOSS) PER UNIT

	Limited Partners                     0.29                     (0.36)                      0.10 	(1.19)
	General Partner                      0.29                     (0.36)                      0.10 	(1.19)





	The accompanying notes are an integral part of these financial statements.




       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2003	3,401,912.446	52,064,431	575,062	52,639,493

Offering of Units	648,624.940	9,713,761	?  	9,713,761

Net Loss                                                                ?   	  	(4,076,066)	(44,374)	(4,120,440)

Redemptions	  (680,649.342)	 (10,112,492)	           ?   	 (10,112,492)

Partners? Capital,
	September 30, 2004	 3,369,888.044 	47,589,634	  530,688	  48,120,322




Partners? Capital,
	December 31, 2004	3,396,827.138	49,068,822	542,796	49,611,618

Offering of Units	297,515.039	4,270,522	?  	4,270,522

Net Income                                                                ?   	  	218,938	3,893
	222,831

Redemptions	  (624,137.055)	 (8,942,149)	           ?   	 (8,942,149)

Partners? Capital,
	September 30, 2005	 3,070,205.122 	44,616,133	  546,689	  45,162,822









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2005     	      2004
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	222,831	(4,120,440)
Noncash item included in net income (loss):
		Net change in unrealized	(251,346)	1,701,537

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)	(43,801)     	(19,043)
		Net option premiums	?    	(39,600)

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(13,930)	(8,950)
		Accrued management fees	      (3,786)	        (2,432)

Net cash used for operating activities	   (90,032)	  (2,488,928)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                                4,561,169
	10,119,750
Cash paid from redemptions of Units	  (8,633,943)	   (10,225,852)

Net cash used for financing activities	  (4,072,774)	      (106,102)

Net decrease in cash	(4,162,806)	(2,595,030)

Balance at beginning of period	   48,892,516	   50,336,417

Balance at end of period	                44,729,710	  47,741,387







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	   Traded 	     Traded   	Total	 Traded  	   Traded
	$	$	$

Sep. 30, 2005	  1,052,124	16,545	1,068,669	Mar. 2006	Dec. 2005
Dec. 31, 2004	    746,251	71,072	  817,323	Mar. 2005	Mar. 2005

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

an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $45,781,834 and $49,638,767 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.






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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $1,567,900 and expenses totaling $667,651, resulting in net income of $900,249 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $14.42 at June 30, 2005 to $14.71 at September 30, 2005.

The most significant trading gains of approximately 5.7% were recorded in the global stock indices sector, primarily during July and September, from long positions in Pacific Rim, European, and U.S. stock index futures. During July, profits were recorded as prices increased amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S. Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging
       from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European and U.S. stock index futures as equity prices rose amid declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 1.5% were recorded in the energy markets during August from long positions in natural gas and crude oil and its related products as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. In the agricultural markets, gains of approximately 0.3% were established during August and September from short futures positions in soybeans and its related products, corn, and coffee, as well as long futures positions in feeder cattle. During August, short futures positions in soybeans and its related products and corn benefited as prices for these commodities moved lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Additional sector gains resulted from short futures positions in coffee after prices trended lower amid news of lower global consumption and strong supply. During September, gains were recorded from long futures positions in feeder cattle, as well as from short futures positions in corn. Feeder cattle prices moved higher on technically-based buying and the release
       of a study by the University of Illinois which concluded that diets rich in animal proteins led to effective weight loss.
 Meanwhile, corn prices declined on reports of higher supply due to rain in the growing regions of the U.S. Midwest. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 4.1% in the global interest rate markets throughout the quarter from positions in European, U.S., and Japanese interest rate futures. During July, long positions in European and Japanese interest rate futures recorded losses as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets and news of terrorist attacks on the London transport network. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in European and U.S. fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rates also rallied on growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. Positions in European interest rate futures incurred losses after prices moved without consistent direction throughout the month. Later in the quarter, newly established long positions in European and U.S. fixed-income futures incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough
       to deter the U.S. Federal Reserve from its policy of
raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged. Smaller Partnership losses of approximately 0.7% were incurred in the currency markets primarily during August from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness.


The Partnership recorded total trading results including interest income totaling $2,272,658 and expenses totaling $2,049,827, resulting in net income of $222,831 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $14.61 at December 31, 2004 to $14.71 at September 30, 2005.

The most significant trading gains of approximately 6.7% were recorded in the global stock index markets primarily during the third quarter from long positions in Pacific Rim, European, and U.S. stock index futures. During July, profits were recorded as prices increased amid positive economic data out of the U.S. and
       Japan.  Prices continued to strengthen after China
reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe,
and Japan.   Finally, strong corporate earnings out of the
European Union and the U.S. resulted in optimistic investors sentiment and pushed prices higher. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European and U.S. stock index futures as equity prices rose amid declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Smaller Partnership gains of approximately 0.7% were recorded in the energy markets primarily during March and the third quarter from long futures positions in natural gas and crude oil related products. During March, energy prices were bolstered after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting. Also boosting prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The weaker U.S. dollar value also triggered crude oil demand early in
       March from countries such as Japan and China.  During the third quarter, profits were recorded as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 2.8% established in the currency markets primarily during the first and third quarters. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan-revaluation for the foreseeable future. Additional losses resulted during January from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar, such as the British pound and Australian dollar. During January, short U.S. dollar positions versus the South African rand and euro resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Short positions in the Singapore dollar and euro versus the U.S. dollar also experienced losses during February as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Currency sector losses resulted during March
       from long positions in the Singapore dollar and euro
versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the third quarter, losses were incurred from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness. Partnership losses of approximately 0.7% were recorded in the global interest rate markets from positions in U.S. interest rate futures. During August, short U.S. positions incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. Later, newly established long U.S. positions incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough to deter the U.S.
       Federal Reserve from its policy of raising interest rates.
 In the metals markets, losses of approximately 0.4% occurred during the first quarter from long futures positions in base and precious metals as prices declined in response to strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Smaller losses of approximately 0.3% resulted in the agricultural markets from long futures positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. Additional sector losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on new hopes for political stability in the Ivory Coast. Long futures positions in cotton experienced losses during May as prices moved lower on supply increases generated from plantings and crops unaffected by the touchdown of a hurricane in the U.S. growing regions.


For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(531,920) and expenses totaling $718,311, resulting in a net loss of $1,250,231 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $14.64 at June 30, 2004 to $14.28 at September 30, 2004.

The most significant trading losses of approximately 2.1% incurred in the global stock index markets resulted primarily
       during July and August from long positions in Japanese,
European, and U.S. stock index futures. During July, long positions experienced losses as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. Long positions in these markets incurred additional losses during August as equity prices declined amid climbing energy prices and a conflicted economic picture generated by U.S. economic reports. Additional losses of approximately 1.5% resulted in the currency markets throughout the quarter. During July, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and euro as the value of the yen moved higher due to stronger Japanese equity prices and the release of positive Japanese economic data.
During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve had reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also resulted in losses during September as the yen declined from Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. The
       metals markets generated losses of approximately 0.4%, primarily during July and August, from long futures positions in precious and base metals after industrial metals prices declined amid a slowdown in demand from China, while precious metals prices fell amid a rebound in the value of the U.S. dollar. Smaller losses of approximately 0.2% resulted in the agricultural markets from futures positions in cotton, soybean oil, and sugar.
 A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.0% achieved in the global interest rates markets, primarily during August, from long positions in U.S., European, Japanese, and Australian interest rate futures as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports. Additional gains of approximately 0.8% were recorded in the energy markets throughout the quarter from long futures positions in crude oil and its related products as crude oil prices trended higher reaching historical highs amid heavy market demand and concerns for supply.

The Partnership recorded total trading results including interest income totaling $(1,865,261) and expenses totaling $2,255,179, resulting in a net loss of $4,120,440 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $15.47 at December 31, 2003 to $14.28 at September 30, 2004.
       The most significant trading losses of approximately 4.1%
were experienced in the currency markets. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar?s value declined due to a reduction in Bank of Japan intervention activity.
During the second quarter, losses were incurred from long positions in the Japanese yen and Singapore dollar versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by the Japanese government through currency market interventions. Losses were also incurred on short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data.
During September, short positions in the Mexican peso versus the
       U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also supplied losses during September as the yen declined from Japan?s swelling national debt and a reversal of the U.S. dollar?s value in response to a hike in U.S. interest rates. Losses of approximately 0.9% occurred in the global stock index markets, primarily during the third quarter, from long positions in European, Japanese, and U.S. stock index futures. Long positions experienced losses as prices reversed lower during July due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. Long positions in these markets incurred additional losses during August as equity prices declined amid climbing energy prices and a conflicted economic picture generated by U.S. economic reports. In the metals markets, losses of approximately 0.6% resulted from long futures positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May experienced losses as prices increased during the last week of the month due to a weaker U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long futures positions in precious and base metals after industrial metals prices declined amid a slowdown in demand from China, while precious metals prices fell amid a
       rebound in the value of the U.S. dollar.  Smaller losses of approximately 0.4% were experienced in the agricultural markets from positions in cocoa, cotton, and sugar. A portion of the Partnership?s overall losses during the first nine months of the year was offset by gains of approximately 0.8% achieved in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher reaching historical highs amid heavy market demand and supply concerns. Further gains of approximately 0.7% in the global interest rates markets resulted during the first and third quarters of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. During the third quarter, long positions profited as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $45 million and $48 million, respectively.

Primary Market         September 30, 2005    September 30, 2004
Risk Category             Value at Risk        Value at Risk

Interest Rate     	           (5.23)%	   (0.84)%

Equity	              (1.80)	(1.48)

Currency	(0.29)	(0.35)

Commodity	(0.33)	(0.92)

Aggregate Value at Risk	      (5.31)%	   (2.03)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.


Primary Market Risk Category        High      Low      Average
Interest Rate	(5.23)%	(0.63)%	(2.76)%
Equity	(1.80)	(1.42)	(1.64)
Currency	(0.53)	(0.22)	(0.36)
Commodity	(0.49)	(0.18)	(0.36)
Aggregate Value at Risk	            (5.31)%	(1.47)%	(3.23)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, Australian, Canadian, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt
of smaller countries ? e.g., Australia and New Zealand.
Demeter anticipates that the G-7 countries, Australian, and New Zealand?s interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), Nikkei 225 (Japan), FTSE 100 (Britain), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing
       relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, corn, feeder cattle, soybean complex, lean hogs, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in natural gas
       and oil related products.  Price movements in these
markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in
       Japanese yen, euros, British pounds, Canadian
dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 9/30/05	       8,126,461.550
Units unsold through 9/30/05   __8,373,538.450

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $115,117,405.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2005       By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.












? 15 ?



MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


?