Form 10-K
period 2005-12-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2006-03-27
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check-mark if the registrant
is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check-mark whether the
registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the
 Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No  _____

Indicate by check-mark if disclosure of
 delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$44,874,518 at June 30, 2005.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2005
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1.		Business. . . . . . . . . . . . . . . . . . . . . . . . .2-5

		Item 1A.		Risk Factors . . . . . . . . . . . . . . . . . . . . . . 5-6

	Item 1B.		Unresolved Staff Comments. . . . . . . . . . . . . . . . . 6

	Item 2.			Properties . . . . . . . . . . . . . . . . . . . . . . . . 6

	Item 3. 	Legal Proceedings . . . . . . . . . . . . . . . . . . . .  6

	Item 4. 	Submission of Matters to a Vote of Security Holders . . .  6

Part II.

	Item 5. 	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .7-8

	Item 6. 	Selected Financial Data . . . . . . . . . . . . . . . . .  9

	Item 7. 	Management's Discussion and Analysis of Financial
				Condition and Results of Operations . . . . . . . . . .10-27

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . . .  27-40

	Item 8.  Financial Statements and Supplementary Data . . . . . . . 41

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 41

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .42-44

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 44

Part III.

	Item 10.		Directors and Executive Officers of the Registrant . . 45-50

	Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . .50

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .51
	Item 13.	Certain Relationships and Related Transactions . . . . . .51
	Item 14.		Principal Accounting Fees and Services. . . . . . . . .51-53
Part IV.

	Item 15.		Exhibits and Financial Statement Schedules. . . . . .  54-55


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



     Documents Incorporated                      Part of Form 10-K

	Partnership?s Prospectus dated
	April 25, 2005	            I
	Partnership?s Supplement to the
	Prospectus dated December 15, 2005		       I

	Annual Report to Morgan Stanley
	Spectrum Series Limited Partners
	for the year ended December 31,
	2005	     II, III, and IV






















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

The Partnership began the year at a net asset value per Unit of $14.61 and increased by 4.2% to $15.23 on December 31, 2005. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated April 25, 2005 (the ?Prospectus?) and the


       Partnership?s supplement to the Prospectus dated December
15, 2005 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.

	Facets of Business
	1.	Summary	1.	?Summary? (Pages 1-9 of
			 the Prospectus and Page
			 S-1 of the Supplement).

	2.	Futures, Options, and	2.	?The Futures, Options, and
		Forwards Markets		 Forwards Markets? (Pages
				 147-151 of the Prospectus).

	3.	Partnership's Trading	3.	?Use of Proceeds? (Pages
		Arrangements and		 26-28 of the Prospectus
		Policies		 and Page S-5 of the
				 Supplement). ?The Trading
				 Advisors? (Pages 70-125
				 of the Prospectus and Pages
				 S-33 ? S-40 of the Supple-
				 ment).

	4.	Management of the Part-	4.	?The Trading Advisors -
	       nership		 Management Agree-
				 ments? (Page 70 of the
				 Prospectus), ?The
				 General Partner? (Pages
				 66-69 of the Prospectus
				 and Page S-32 of the
				 Supplement), ?The
	 Commodity Brokers?
  (Pages 127-128 of the
 Prospectus) and ?The
 Limited Partnership
	 Agreements?(Pages 130-
	 133 of the Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax  Considerations? and
				?State and Local Income Tax
                   		 Aspects? (Pages 139-145 of
				 the Prospectus and Page
				 S-42 of the Supplement).

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however,
       the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus and the Partnership?s Supplement, incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 10-15 and the ?Risk Factors? section of the Supplement at pages S-2 ? S-4.



Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

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

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 6,661.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on November 2, 1994. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

(d) Securities Sold; Consideration. Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through December 31, 2005 was $115,846,549.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.

(f) Use of Proceeds.
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
File Number

Initial Registration	2,000,000.000		September 15, 1994	  33-80146
Additional Registration	5,000,000.000		January 31, 1996    333-00494
Additional Registration	1,000,000.000		 April 30, 1996	      333-03222
Additional Registration	3,000,000.000		February 28, 2000   333-90475
Additional Registration	  5,500,000.000		April 28, 2003     333-104002
   Total Units Registered       16,500,000.000

Units sold through 12/31/05	      8,174,681.564
Units unsold through 12/31/05    8,325,318.436

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus and the Supplement included as part of the above referenced Registration Statements.
       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)





	       		 	       For the Years Ended December 31,
                      2005          2004  	        2003            2002         2001

Total Trading Results
including interest
income                   4,496,558       (51,621)	6,038,905     (2,566,396)   3,150,268


Net Income (Loss)        1,792,690    (3,017,628)	3,077,508     (5,786,918)    (152,599)


Net Income (Loss)
Per Unit (Limited
& General Partners)           0.62		(0.86)	           0.90          (1.64)       (0.05)


Total Assets            45,422,180    50,433,972	     53,920,384     51,559,238   58,790,758


Total Limited Partners?
Capital		      43,870,162    49,068,822	     52,064,431     49,814,229   57,127,967


Net Asset Value Per
Unit 			  	     15.23         14.61		    15.47          14.57        16.21

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of
       the Trading Advisor's trading activities on behalf of the
Partnership during the period in question. Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $4,496,558 and expenses totaling $2,703,868, resulting in net income of $1,792,690 for the year ended December 31, 2005. The Partnership?s net asset value per Unit increased from $14.61 at December 31, 2004 to $15.23 at December 31, 2005.
Total redemptions and subscriptions for the year were $12,052,148 and $4,999,666, respectively, and the Partnership?s ending capital was $44,351,826 at December 31, 2005, a decrease of $5,259,792 from ending capital at December 31, 2004 of $49,611,618.

The most significant trading gains of approximately 10.0% were recorded in the global stock indices sector, primarily during the third and fourth quarter of the year, from long positions in Pacific Rim and European stock index futures. During July, gains were recorded as prices increased amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after
China reformed its U.S. dollar currency peg policy.   Finally,
strong corporate earnings out of the European Union resulted in optimistic investor sentiment and pushed prices higher. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from
       Bank of Japan Governor Toshihiko Fukui.  Additional sector gains resulted from long positions in European stock index futures as prices rose amid declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. During the fourth quarter, long positions in Japanese and European stock index futures continued to benefit largely in response to falling energy prices, strong corporate earnings, and positive economic data out of the U.S. Strong investor optimism for continued improvement in the Japanese economy during 2006 also benefited prices. Additional gains of approximately 0.9% were recorded in the global interest rate markets primarily during the second and fourth quarter of the year from positions in European interest rate futures. During the second quarter, long positions in European interest rate futures achieved gains as prices moved higher amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. During the fourth quarter, short positions in European interest rate futures initially benefited as prices weakened on concerns for potential increases in euro-zone interest rates by the European Central Bank. Prices continued to fall later during the quarter despite European Central Bank rates being left unchanged at 2%. Further selling pressure resulted following the European Central Bank President Jean-Claude Trichet's comments confirming that the European Central Bank would continue to gauge
       measurements sensitive to the risk of suddenly rising inflation. The energy sector supplied gains of approximately 0.3% achieved primarily during August, from long futures positions in natural gas as prices first climbed higher on supply and demand concerns and then strengthened further after Hurricane Katrina struck the Gulf of Mexico. Smaller gains of approximately 0.1% recorded in metals occurred during the fourth quarter from long futures positions in copper as prices increased on news of strong demand from India, China, and the Middle East combined with weak global supplies. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 3.2% incurred in the currency markets primarily during the first and third quarter, as well as during December. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses resulted during January from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar, such as the British pound and Australian dollar. During January, short U.S. dollar positions versus the South African rand and euro also resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Short positions in the Singapore dollar and euro versus the U.S. dollar
       experienced losses during February as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Losses resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices.
During the third quarter, losses were incurred from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness. During December, losses were incurred from short U.S. dollar positions against both the New Zealand and Australian dollars following weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand. Smaller losses of approximately 0.6% resulted in the agricultural markets from long futures positions in corn held during the first quarter after prices
       declined amid a stronger U.S. dollar and technically-based selling. Additional losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on new hopes for political stability in the Ivory Coast. Long futures positions in cotton experienced losses during May as prices moved lower on supply increases. During December, short futures positions in corn, soybeans and its related products incurred losses after prices advanced on reports of strong demand and news of weaker-than-expected supplies.

The Partnership recorded total trading results including interest income totaling $(51,621) and expenses totaling $2,966,007, resulting in a net loss of $3,017,628 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $15.47 at December 31, 2003 to $14.61 at December 31, 2004.
Total redemptions and subscriptions for the year were $11,597,531 and $11,587,284, respectively, and the Partnership?s ending capital was $49,611,618 at December 31, 2004, a decrease of $3,027,875 from ending capital at December 31, 2003 of $52,639,493.

The most significant trading losses of approximately 2.0% were recorded in the currency markets during the first nine months of the year. During the first quarter, long cross-rate positions in the Swiss franc versus the Japanese yen resulted in losses as the yen?s value reversed higher due to speculation that the Bank of
       Japan was relaxing its efforts to weaken the yen.  Long positions in the U.S. dollar index were also unprofitable as the U.S. dollar?s value declined due to a reduction in Bank of Japan intervention activity. During the second quarter, losses were incurred from long positions in the Japanese yen versus the U.S. dollar as the U.S. dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also came under pressure from weakening efforts by Japanese government currency market interventions. Losses were also incurred from short U.S. dollar positions against the South African rand as the U.S. dollar benefited from rising U.S. interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. During the third quarter, short cross-rate positions in the Australian dollar versus the Japanese yen incurred losses as the Australian currency reversed higher amid speculation for increases in Australian interest rates. During August, losses were experienced from short positions in the Japanese yen versus the U.S. dollar, Swiss franc, Australian dollar, and euro as the value of the yen moved higher due to higher Japanese equity prices and the release of positive Japanese economic data.
During September, short positions in the Mexican peso versus the U.S. dollar resulted in losses as the U.S. dollar reversed lower amid perceptions that the U.S. Federal Reserve reformed their outlook regarding aggressive increases in interest rates. Long positions in the Japanese yen versus the U.S. dollar also resulted in losses during September as the yen declined due to
       Japan?s swelling national debt and a reversal of the U.S.
dollar?s value in response to a hike in U.S. interest rates. Additional losses of approximately 1.4% were established in the metals markets from positions in base metals. Long futures positions in nickel experienced losses as prices fell due to a strengthening of the U.S. dollar during January. Short nickel futures positions during May experienced losses as prices increased due to weakness in the U.S. dollar and strong Asian demand. During the third quarter, further sector losses resulted from long nickel futures positions after prices declined amid a slowdown in demand from China. Newly established long futures positions created further losses during the fourth quarter as prices weakened amid concern for demand and an advancing U.S. dollar. In the agricultural markets, losses of approximately 1.3% were incurred from positions in soybean oil, sugar, and cocoa. Short futures positions in soybean oil generated losses after prices reversed higher amid news of reduced supply, strong Chinese export demand, and rumors that U.S. soybean crops were possibly infected by a damaging fungus. Long futures positions in sugar incurred losses during August, October, and November as prices for the commodity moved lower in response to technically-based selling and news of weaker demand. Losses were also experienced from positions in cocoa as a result of ?whipsawing? in prices due to supply and demand concerns throughout most of the year. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 1.9% achieved in the
       global stock index markets, primarily during November and
December from long positions in European and U.S. stock index futures as prices advanced in response to a decline in oil prices, positive consumer sentiment, and an increase in corporate earnings. Partnership gains of approximately 0.6% were achieved in the energy markets, primarily during the third quarter, from long futures positions in crude oil and its related products as prices trended higher amid heavy market demand and supply concerns. Further gains of approximately 0.5% in the global interest rates markets resulted during the first and third quarter of the year from long positions in U.S. and European interest rate futures. During the first quarter, long positions benefited from a rally in bond prices sparked by low inflation and reduced concerns for increases in interest rates. Long positions also profited during the third quarter as prices trended higher in response to a surge in oil prices, a drop in equity prices, and a conflicted economic picture generated by U.S. economic reports.

The Partnership recorded total trading results including interest income totaling $6,038,905 and expenses totaling $2,961,397, resulting in net income of $3,077,508 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $14.57 at December 31, 2002 to $15.47 at December 31, 2003.
Total redemptions and subscriptions for the year were $11,335,344 and $10,491,897, respectively, and the Partnership?s ending
       capital was $52,639,493 at December 31, 2003, an increase of $2,234,061 from ending capital at December 31, 2002 of $50,405,432.

The most significant trading gains of approximately 7.1% were recorded in the global stock index markets by long positions in European and U.S. stock index futures during the second quarter as global equity prices rallied in response to positive earnings announcements, the conclusion of the war in Iraq, and the prospect of lower interest rates. Additional gains were recorded from long positions in Japanese stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record-low Japanese government bond yields, robust Japanese economic data, and gains in the U.S. equity markets. During the fourth quarter, further gains were provided by long European, U.S., and Asian equity index futures positions. The release of favorable economic data and an inflow of investor assets into equities spurred in part by strong U.S. manufacturing data and the strongest U.S. quarterly growth rate in twenty years helped boost global equity prices. Additional gains of approximately 2.5% were recorded in the global interest rate markets, during February and May, from long positions in European and U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve, lingering doubts concerning a global economic recovery, and investor preference for fixed income investments. Gains of
       approximately 1.1% in the metals markets were experienced, primarily during October, by long futures positions in nickel and copper as industrial metals prices rallied in response to increased demand, especially from China, as well as to growing investor sentiment that the global economy was on the path to recovery. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 1.2% in the agricultural markets from corn futures positions as the price of corn was lifted higher with wheat prices during January and then traded inconsistently during April and August amid supply and weather-related issues. Long positions in cotton and corn futures during November added to losses within this sector as the prices of those commodities reversed lower.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit
       risk.  The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that
       the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to
       monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

       For additional information, see the ?Financial
Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange- traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.
The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Partnership?s total capitalization was approximately $44 million and $50 million, respectively.

Primary Market          December 31, 2005	December 31, 2004
Risk Category			 Value at Risk	  	   Value at Risk

Equity		  		     (2.07)%			 (1.64)%
Interest Rate		  	     (1.70)   			 (0.63)
Currency		 		     (0.10)   			 (0.53)
Commodity		  		     (0.24)   			 (0.18)
Aggregate Value at Risk	     (2.36)%			 (1.47)%

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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category        High      Low     Average
Equity		            		(2.07)%	(1.42)%	(1.75)%
Interest Rate 					(5.23)	(1.70)	(3.03)
Currency						(0.42)	(0.10)	(0.26)
Commodity						(0.49)	(0.24)	(0.38)
Aggregate Value at Risk   		(5.31)%	(2.36)%	(3.46)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004, and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.
The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor
       for managing such exposures, are subject to numerous
uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2005, the Partnership?s primary exposures were to the DAX (Germany), CAC 40 (France), NIKKEI 225 (Japan), FTSE 100 (Britain), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices.
Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at December 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the New Zealand, U.S., European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand?s interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.
       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at December 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2005, the Partnership?s major exposures were to the euro, Norwegian krone, Swiss franc, Japanese yen, Australian dollar, and New Zealand dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At December 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the live cattle, soybean complex, corn, cocoa, coffee, cotton,
       and lean hogs markets. Supply and demand
inequalities, severe weather disruptions, and market expectations affect price movements in these markets.
Metals. At December 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At December 31, 2005, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products and crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at December 31, 2005:
Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in Japanese yen, euros, British pounds, Australian dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)


Quarter	  Total Trading Results        Net         Net Income/
Ended_   including interest income  Income/(Loss) (Loss) Per Unit

2005
March 31 		 $  (962,202)  	      $ (1,674,009) 		$(0.50)
June 30	   	   1,666,960	           996,591  	  	  0.31
September 30	   1,567,900	           900,249  		  0.29
December 31	   2,223,900	  	    1,569,859 	       0.52

Total			 $ 4,496,558	      $  1,792,690		$ 0.62

2004
March 31 		 $   387,222   	      $  (388,480) 		$(0.11)
June 30	   	  (1,720,563)	       (2,481,729)     	 (0.72)
September 30	    (531,920)	       (1,250,231)	      (0.36)
December 31	   1,813,640	  	   1,102,812 	       0.33

Total			 $   (51,621)	     $ (3,017,628)		$(0.86)



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

   (b)	There have been no material changes during the period
covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding
       the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with generally accepted accounting principles.
The Partnership?s internal control over financial reporting includes those policies and procedures that:
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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.


Item 9B.  OTHER INFORMATION

None.


       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures
       Department for nineteen years.  Throughout his career, Mr.
Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.
Additional work included building a computerized Futures Trading
       System and writing a history of the company.  Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

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









       Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners ? At December
31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management ? At December 31, 2005,
Demeter owned 31,618.331 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $2,126,114 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to
       Financial Statements in the Annual Report to the Limited
Partners for the year ended December 31, 2005.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $46,675 for the year ended December 31, 2005 and $46,375 for the year ended December 31, 2004.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees. The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning.
The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of
       Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by Morgan Stanley DW through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.

PART IV

Item 15. 	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2005 and
2004.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2005, 2004, and 2003.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No Financial Statement schedules are required to be filed with this report.

3.	Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Page E-1 to E-3.





       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
					   (Registrant)

					BY:	Demeter Management Corporation,
						General Partner


March 31, 2006			BY: /s/	Jeffrey A. Rothman
	Jeffrey A. Rothman,
	President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan   	             		March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                  	March 31, 2006
	    	Kevin Perry, Chief Financial Officer











       EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933 on April 29, 2005.
3.02	Certificate of Limited Partnership, dated April 18, 1994,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
33-80146) filed with the Securities and Exchange
Commission on June 10, 1994.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated April 17, 1998, (changing its name from
Dean Witter Spectrum Global Balanced L.P.) is incorporated
by reference to Exhibit 3.03 of the Partnership's Form 10-
K (File No. 0-26340) for the fiscal year ended December
31, 1998 filed with the Securities and Exchange Commission
on March 31, 1999.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Spectrum Global Balanced
L.P.) is incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.
10.01	Management Agreement, dated as of November 1, 1994, among
the Partnership, Demeter, and SSARIS Advisors, LLC
(formerly RXR, Inc.), is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-
26340) for fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

10.11 	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership?s Prospectus dated April 25, 2005, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on April
29, 2005.

10.13 	  Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Currency L.P., Morgan Stanley Spectrum
Commodity L.P., Morgan Stanley DW, and The Chase
Manhattan Bank, as escrow agent, is incorporated by reference to Exhibit 10.13 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-90475) filed with the Securities and Exchange Commission on November 5, 2001.

10.14 	  Form of Subscription Agreement Update Form to be
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

  10.15(a)Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.15(a) of the Partnership?s Form 10-Q (File
No. 0-26340) filed with the Securities and Exchange
Commission on August 12, 2005.

10.16	  Commodity Futures Customer Agreement between MS & Co.
and the Partnership, and acknowledged and agreed to by Morgan Stanley DW, dated as of June 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.

10.17 	  Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-26340) filed with the Securities and Exchange Commission on November 1, 2001.

10.18	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-26340) filed with the
Securities and Exchange Commission on November 1, 2001.

10.19	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-26340) filed
with the Securities and Exchange Commission on November 1,
2001.
13.01	December 31, 2005 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                Spectrum Series

 December 31, 2005
 Annual Report


[LOGO] Morgan Stanley

MORGAN STANLEY SPECTRUM SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                                    INCEPTION-
                                                                                                                     TO-DATE
                     1991    1992  1993   1994   1995 1996  1997 1998 1999    2000   2001   2002  2003 2004   2005    RETURN
FUND                  %       %     %      %      %    %     %    %    %       %      %      %     %    %      %        %
-------------------------------------------------------------------------------------------------------------------------------
Spectrum Currency.    --      --    --     --     --   --    --   --   --     11.7   11.1   12.2  12.4 (8.0) (18.3)   17.8
                                                                            (6 mos.)
-------------------------------------------------------------------------------------------------------------------------------
Spectrum Global
 Balanced.........    --      --    --   (1.7)   22.8 (3.6) 18.2 16.4  0.8    0.9    (0.3) (10.1) 6.2  (5.6)  4.2     52.3
                                        (2 mos.)
-------------------------------------------------------------------------------------------------------------------------------
Spectrum Select...   31.2   (14.4) 41.6  (5.1)   23.6  5.3  6.2  14.2 (7.6)   7.1     1.7   15.4  9.6  (4.7) (5.0)    174.5
                   (5 mos.)
-------------------------------------------------------------------------------------------------------------------------------
Spectrum Strategic    --      --    --    0.1    10.5 (3.5) 0.4  7.8  37.2   (33.1)  (0.6)  9.4   24.0  1.7  (2.6)    41.8
                                        (2 mos.)
-------------------------------------------------------------------------------------------------------------------------------
Spectrum Technical    --      --    --   (2.2)   17.6 18.3  7.5  10.2 (7.5)   7.8    (7.2)  23.3  23.0  4.4  (5.4)    123.6
                                        (2 mos.)
-------------------------------------------------------------------------------------------------------------------------------

                    COMPOUND
                   ANNUALIZED
                     RETURN
FUND                   %
-----------------------------
Spectrum Currency.    3.0

-----------------------------
Spectrum Global
 Balanced.........    3.8

-----------------------------
Spectrum Select...    7.3

-----------------------------
Spectrum Strategic    3.2

-----------------------------
Spectrum Technical    7.5

-----------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
(212) 905-2700

MORGAN STANLEY SPECTRUM SERIES
ANNUAL REPORT
2005

Dear Limited Partner:

  This marks the sixth annual report for Morgan Stanley Spectrum Currency L.P., the twelfth annual report for Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P., and the fifteenth annual report for Morgan Stanley Spectrum Select L.P. The Net Asset Value per Unit for each of the five Morgan Stanley Spectrum funds ("Fund(s)") as of December 31, 2005 was as follows:

                                                    % CHANGE
                    FUNDS                    N.A.V. FOR YEAR
                    ----------------------------------------
                    Spectrum Currency        $11.78  (18.3)%
                    ----------------------------------------
                    Spectrum Global Balanced $15.23    4.2%
                    ----------------------------------------
                    Spectrum Select          $27.45   (5.0)%
                    ----------------------------------------
                    Spectrum Strategic       $14.18   (2.6)%
                    ----------------------------------------
                    Spectrum Technical       $22.36   (5.4)%
                    ----------------------------------------

  Since its inception in July 2000, Spectrum Currency has increased by 17.8% (a compound annualized return of 3.0%). Since their inception in November 1994, Spectrum Global Balanced has increased by 52.3% (a compound annualized return of 3.8%), Spectrum Strategic has increased by 41.8% (a compound annualized return of 3.2%), and Spectrum Technical has increased by 123.6% (a compound annualized return of 7.5%). Since its inception in August 1991, Spectrum Select has increased by 174.5% (a compound annualized return of 7.3%).

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

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

                                     [CHART]

                                        Year ended December 31, 2005
                                        ----------------------------
Australian dollar                                -2.95%
British pound                                    -9.48%
Euro                                             -1.86%
Japanese yen                                     12.46%
Swiss franc                                       1.40%
Minor currencies                                -12.86%



Note:Reflects trading results only and does not include fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New
     Zealand dollar, Australian dollar, Polish zloty, Brazilian real, Norwegian krone, and Czech koruna.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
..  Losses resulted from positions in European currencies against the U.S.
   dollar. Early in the first quarter, losses resulted from long positions in the British pound, Norwegian krone, euro, Czech koruna, and Polish zloty versus the U.S. dollar after the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar's value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar's value weakened in response to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound's value declined after British Prime Minister Tony Blair's Labour Party won re-election with a reduced government majority, and then

MORGAN STANLEY SPECTRUM CURRENCY L.P.

 moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced additional losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. During the fourth quarter, long British pound positions versus the U.S. dollar incurred further losses as the pound's value weakened after the Bank of England indicated that a cut in its interest rates would likely take place in March of 2006. Short positions in European currencies, particularly the euro, Norwegian krone, and Czech koruna, versus the U.S. dollar also experienced losses as their values moved higher in response to a rise in the euro-zone Organization for Economic Cooperation & Development's leading indicator of 106 in August from a July figure of 105.5. European currency values also moved higher with the euro, which was boosted by expectations that the European Central Bank might raise interest rates.

.. Additional losses were recorded from positions in the South African rand and both the Australian and New Zealand dollars (collectively, the "Commodity Currencies"). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the Commodity Currencies values traded counter to the U.S. dollar. During the second quarter, long positions in the Australian dollar versus the U.S. dollar incurred losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the Australian and New Zealand dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar lower were fears for an economic slow-down in New Zealand during 2006. During October, long positions in the Commodity Currencies versus the U.S. dollar resulted in losses as their values weakened in response to volatile gold prices. The Australian dollar was also pressured lower after the Reserve Bank of Australia kept its overnight interest rate

MORGAN STANLEY SPECTRUM CURRENCY L.P.

 unchanged. During November, short positions in the South African rand and Australian dollar incurred losses as their values reversed higher on stronger gold prices. Finally during December, long positions in both the New Zealand and Australian dollars experienced losses amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand.

.. Losses were also recorded primarily during the first quarter from positions in the Singapore dollar versus the U.S. dollar. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar's value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to losses.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rate. Short Japanese yen positions held during the second quarter also recorded gains as the yen's value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar's value strengthened against the yen on significant interest rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July following the release of strong U.S. economic data and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions profited after the yen's value declined in the wake of weak Japanese economic data. During the fourth quarter, short Japanese yen positions continued to record gains as the yen's value trended lower against the U.S. dollar after the potential for higher U.S. interest rates continued to bolster the value of the U.S. dollar. The Japanese yen was also pulled lower on investor sentiment that future action by the Chinese government regarding further Chinese yuan re-valuation was farther away than previously expected.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

.. Additional gains resulted during the second quarter from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short franc positions continued to profit as European currency values declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

                                     [CHART]


                                   Year ended December 31, 2005
                                   ----------------------------
Currencies                                    -3.21%
Interest Rates                                 0.87%
Stock Indices                                  9.97%
Energies                                       0.29%
Metals                                         0.05%
Agriculturals                                 -0.62%



Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded in the global stock indices sector, primarily during the third and fourth quarter of the year, from long positions in Pacific Rim and European stock index futures. During July, gains were recorded as prices increased amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Finally, strong corporate earnings out of the European Union resulted in optimistic investor sentiment and pushed prices higher. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui. Additional sector gains resulted from long positions in European stock index futures as prices rose amid declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. During the fourth quarter, long positions in Japanese and European stock index futures continued to benefit largely in response to falling energy prices, strong corporate earnings, and positive economic data out of the U.S. Strong investor optimism for continued improvement in the Japanese economy during 2006 also benefited prices.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

.. Additional gains were recorded in the global interest rate markets primarily during the second and fourth quarter of the year from positions in European interest rate futures. During the second quarter, long positions in European interest rate futures achieved gains as prices moved higher amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. During the fourth quarter, short positions in European interest rate futures initially benefited as prices weakened on concerns for potential increases in euro-zone interest rates by the European Central Bank. Prices continued to fall later during the quarter despite European Central Bank rates being left unchanged at 2%. Further selling pressure resulted following the European Central Bank President Jean-Claude Trichet's comments confirming that the European Central Bank would continue to gauge measurements sensitive to the risk of suddenly rising inflation.

.. The energy sector supplied gains, achieved primarily during August, from long futures positions in natural gas as prices first climbed higher on supply and demand concerns and then strengthened further after Hurricane Katrina struck the Gulf of Mexico.

.. Smaller gains recorded in metals occurred during the fourth quarter from long futures positions in copper as prices increased on news of strong demand from India, China, and the Middle East combined with weak global supplies.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the currency markets primarily during the first and third quarter, as well as during December. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses resulted during January from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar, such as the British pound and Australian dollar. During January, short U.S. dollar positions versus the South African rand and euro also resulted in losses after the U.S. dollar's value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Short positions in the Singapore dollar and euro versus the U.S. dollar experienced losses during February as the U.S. dollar's value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Losses resulted during March from long

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

 positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the third quarter, losses were incurred from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross- rate positions against the Norwegian krone after the euro's value moved higher in response to U.S. dollar weakness. During December, losses were incurred from short U.S. dollar positions against both the New Zealand and Australian dollars following weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand.

.. Smaller losses resulted in the agricultural markets from long futures positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. Additional losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on new hopes for political stability in the Ivory Coast. Long futures positions in cotton experienced losses during May as prices moved lower on supply increases. During December, short futures positions in corn, soybeans and its related products incurred losses after prices advanced on reports of strong demand and news of weaker-than-expected supplies.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM SELECT L.P.

                                     [CHART]


                                    Year ended December 31, 2005
                                    ----------------------------
Currencies                                    -5.51%
Interest Rates                                -0.91%
Stock Indices                                  4.35%
Energies                                       1.00%
Metals                                         3.35%
Agriculturals                                 -0.62%


Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the currency markets during the first and third quarter, as well as during December, from positions in foreign currencies versus the U.S. dollar. During January, long positions in the euro versus the U.S. dollar incurred losses after the U.S. dollar's value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit numbers, and speculation for higher U.S. interest rates. The U.S. dollar's value also advanced in response to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses were recorded during February from short positions in the euro versus the U.S. dollar as the U.S. dollar weakened in response to concern for the considerable U.S. Current-Account deficit expressed by the U.S. Federal Reserve Chairman Alan Greenspan. The value of the U.S. dollar was further weakened during the remainder of February by a larger-than-expected drop in January leading economic indicators and news that South Korea's Central Bank would be reducing its U.S. dollar currency reserves. Long European currency positions versus the U.S. dollar also recorded losses during March after the value of the U.S. dollar reversed sharply higher benefiting from higher U.S. interest rates and consumer prices. During August, long U.S. dollar positions against the British pound and euro resulted in losses as the value of the U.S. dollar

MORGAN STANLEY SPECTRUM SELECT L.P.

 declined amid higher crude oil prices, lower durable goods orders, the U.S.
  trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During December, the largest losses were incurred from long U.S. dollar positions versus the euro after the euro's value increased during mid-month on the possibility that the European Central Bank would raise interest rates in 2006. Additional losses resulted from long U.S. dollar positions versus the South African rand and both the Australian and New Zealand dollars as their values reversed higher with gold prices. Sector losses also stemmed from short U.S. dollar positions against the British pound.

.. Losses were also recorded in the global interest rate markets primarily during the third quarter from long positions in U.S. interest rate futures. During July, long positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. During September, long positions incurred additional losses as prices weakened after it was revealed that measurements of Hurricane Katrina's economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates.

.. Smaller losses were incurred in the agricultural markets primarily during the second and third quarter from long futures positions in wheat and corn. During April, long futures positions in wheat resulted in losses as prices fell in response to favorable weather in growing regions and reduced foreign demand. During July and August, long positions in corn futures experienced losses after prices weakened in response to higher silo rates and forecasts for supply increases.

MORGAN STANLEY SPECTRUM SELECT L.P.



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains established in the global stock index markets occurred during the third and fourth quarter from positions in Japanese and European stock index futures. During July, long positions in Pacific Rim and European stock index futures benefited after positive economic data out of the U.S. and Japan pushed global equity prices higher. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Strong corporate earnings out of the European Union, Japan, and the U.S. resulted in optimistic investor sentiment and pushed prices further. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. During the fourth quarter, long positions in Japanese and European stock index futures supplied gains as prices increased in response to falling energy prices, strong corporate earnings, and positive economic data out of the U.S. European stock markets also found support from the possibility of an end to U.S. interest rate increases.

.. Additional gains were recorded in metals during the third and fourth quarter from long futures positions in copper, aluminum, and zinc as prices strengthened amid supply tightness and strong demand from China, India, and the Middle East.

.. In the energy markets, gains were achieved primarily during August from long futures positions in natural gas, crude oil and its related products as prices rose on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

                                     [CHART]

                                Year ended December 31, 2005
                                ----------------------------
Currencies                               -11.19%
Interest Rates                             0.42%
Stock Indices                              1.26%
Energies                                   1.12%
Metals                                     6.87%
Agriculturals                              2.45%

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the currency markets throughout much of the year from U.S. dollar positions versus a variety of foreign currencies. During January, long positions in the Japanese yen and Australian dollar versus the U.S. dollar incurred losses after the U.S. dollar's value reversed higher amid improvements in U.S. trade deficit numbers, higher U.S. interest rates, and China's reluctance to re-value the yuan. Short positions in the Swiss franc and Japanese yen against the U.S. dollar experienced losses during February as the U.S. dollar weakened amid concerns for the U.S. Current-Account deficit, a larger-than-expected drop in January leading economic indicators, and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Canadian dollar, Japanese yen, Australian dollar, Swiss franc, and euro versus the U.S. dollar experienced losses after the U.S. dollar reversed higher, benefiting from increases in U.S. interest rates. During April, losses were recorded from positions in most major currencies relative to the U.S. dollar as the U.S. dollar's value remained volatile due to speculation on the U.S. Federal Reserve's interest rate policy, high oil prices, and weak U.S. economic data. During May, losses were recorded from long positions in the Japanese yen, Swiss franc, Canadian dollar, and Australian dollar versus the U.S. dollar as the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, most

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

 foreign currencies declined with the euro, which dropped in response to weaker-than-expected French economic data. During June, losses stemmed from positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency moved without consistent direction amid a rise in gold prices during early June and concerns over global commodity demand in the latter part of the month. Additional losses stemmed from long Japanese yen positions during mid-June, as well as from short Canadian dollar positions. During July, losses were incurred from short positions in the euro and Swiss franc after the euro advanced amid new signals that the European Central Bank would stand firm against calls to cut interest rates. Additional losses followed the release of positive U.S. economic data, particularly from long positions in the British pound and Australian dollar against the U.S. dollar. During August, long U.S. dollar positions against the Canadian dollar, Australian dollar, Japanese yen, euro, and Swiss franc, recorded losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During the fourth quarter, losses resulted from short positions in European currencies, particularly the euro and Swiss franc, versus the U.S. dollar as their values moved higher in response to a rise in the euro-zone Organization for Economic Cooperation & Development's leading indicator of 106 in August from a July figure of 105.5. European currency values also moved higher with the euro, which was boosted by expectations that the European Central Bank might raise interest rates next year. Additional losses resulted from long positions in the Canadian dollar versus the U.S. dollar. Finally, losses were also incurred from long positions in the Australian dollar versus the U.S. dollar, as the Australian dollar initially weakened in response to volatile gold prices, as well as from short U.S. dollar positions against the British pound.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded in metals primarily during the third and fourth quarter from long futures positions in base metals. During the third quarter, long futures positions in zinc, aluminum, and copper were profitable as prices strengthened amid supply tightness and strong demand from China. Long futures positions in zinc, aluminum, and copper continued to record gains during the fourth quarter as prices trended higher on news of consistently strong demand from India, China, and the Middle East combined with tight market supply.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

.. In the agricultural markets, gains were recorded primarily during November and December from long futures positions in sugar after prices rose in response to divisions among European Union countries over a proposal to cut sugar export prices.

.. Gains were recorded in global stock indices primarily during July, September, and November from long positions in European and Pacific Rim stock index futures. During July, Japanese equity prices initially increased on positive economic data out of Japan and better-than-expected Japanese corporate earnings. Prices strengthened further after China reformed its U.S. dollar currency peg policy. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. During November, long positions in European and Japanese stock index futures experienced gains as markets reacted positively to weak energy prices and strong U.S. equity prices. European markets prices were also pulled higher on strong corporate earnings, while Japanese equity markets were buoyed by optimism about the future of the Japanese economy.

.. Gains were recorded in the energy markets primarily during the third quarter from long futures positions in crude oil and its related products. During July, prices surged on possible supply disruptions in the Gulf of Mexico caused by Hurricane Dennis. Prices continued to move higher towards the end of the month in response to news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President George Bush's energy bill. During August, long futures positions continued to benefit as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

.. Smaller gains were achieved in the global interest rate markets during the second and fourth quarter from positions in European and Japanese interest rate futures. During the second quarter, long positions in European interest rate futures positions benefited from rising prices supported by weakness in equity markets, disappointing European economic data, speculation that certain hedge funds experienced significant trading losses, rejections by the European Central Bank to alter interest rates, and concerns for the future of the European integration process. Later in the quarter, prices strengthened amid a sharp reduction in Swedish interest rates, the release of weaker-than-expected French consumer spending, and higher oil prices. Long Japanese interest rate futures positions also benefited after prices increased during April due to weaker Japanese equity markets and then continued to rise during June after the release of weak Japanese economic data. During the fourth quarter, short positions in short-term European interest rate futures experienced gains as euribor prices trended lower following the European Central Bank President Jean-Claude Trichet's comments confirming that the European Central Bank would continue to gauge measurements sensitive to the risk of suddenly rising inflation.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

                                     [CHART]

                                  Year ended December 31, 2005
                                  ----------------------------
Currencies                                  -3.28%
Interest Rates                              -1.86%
Stock Indices                                3.88%
Energies                                     1.30%
Metals                                       5.61%
Agriculturals                               -4.41%

Note: Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the agricultural markets throughout a majority of the year from futures positions in lean hogs, soybeans and its related products, wheat, and live cattle. During the first quarter, losses were experienced from long futures positions in lean hogs as prices weakened on news of a reduction in demand. Additional losses were experienced from short futures positions in the soybean complex and wheat as prices reversed higher on news of extremely cold weather in the U.S. growing regions and rumors of a reduction on world output during 2005. Long lean hog futures experienced further losses during March as prices declined on speculative selling. During the second quarter, long futures positions in lean hogs and live cattle also incurred losses as prices finished lower on news of a reduction in foreign export demand. Long futures positions in lean hogs continued to incur losses as prices moved lower during May in response to continued weakening demand. During the third quarter, losses stemmed from short futures positions in lean hogs and live cattle, as well as from long futures positions in the soybean complex. During July, short futures positions in live cattle recorded losses after prices reversed higher in response to lower slaughter rates. During August, losses resulted from long futures positions in the soybean complex as prices reversed lower due to forecasts for supply increases. Short futures positions in lean hogs also incurred losses

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

 during August after prices rose in response to reports of lower slaughter rates. During September, losses stemmed from short futures positions in live cattle as prices rose amid higher slaughter rates caused by increases in market demand.

.. In the currency markets, losses resulted primarily during the first quarter, August, and December. During the first quarter, losses were recorded from long positions in the British pound and Swiss franc versus the U.S. dollar after the U.S. dollar's value advanced in response to speculation that China would move toward a flexible exchange and amid expectations for higher U.S. interest rates. During August, long U.S. dollar positions against the British pound and Swiss franc recorded losses as the value of the U.S.
   dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During December, long positions in both the Australian and New Zealand dollars versus the U.S. dollar experienced losses as the values of both of these commodity currencies decreased with higher gold prices.

.. Smaller losses were experienced in the global interest rate markets primarily during the third quarter and December from positions in Australian and U.S. interest rate futures. During July, long positions in U.S. interest rate futures resulted in losses as prices reversed lower following a rise in interest rates and after the U.S. Labor Department released its June employment report. During August, short positions in U.S. fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina and growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. During September, long positions in Australian bond futures recorded losses as prices declined after Australia's largest ever annual jobs gain initiated speculation that the Reserve Bank of Australia would perhaps reconsider its stance on interest rates. Additional losses stemmed from long positions in U.S. fixed-income futures. During December, short positions in U.S. interest rate futures experienced losses as prices advanced after the U.S. Federal Open Market Committee's policy meeting, where policy makers dropped references to "accommodation" in the accompanying policy statement causing bond market participants to speculate that the 18-month tightening cycle of U.S. interest rates was possibly nearing its end.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved in metals during the third and fourth quarter from long futures positions in copper, zinc, aluminum, gold, and silver. During the third quarter, long futures positions in base and precious metals recorded profits as prices moved higher in response to supply tightness and strong global demand. During the fourth quarter, long futures positions in base and precious metals continued to supply gains as prices trended higher on consistently strong demand from India, China, and the Middle East.

.. Gains were recorded in global stock indices primarily during the third quarter from long positions in European and Pacific Rim stock index futures as prices increased amid positive economic data out of the U.S. and Japan, a strong U.S. jobs number, and better-than-expected Japanese corporate earnings. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Strong corporate earnings out of the European Union and the U.S. also pushed prices higher. During September, long positions in European stock index futures benefited as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Additional gains resulted from long positions in Japanese stock index futures as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch.

.. In the energy markets, gains resulted primarily during August from long futures positions in crude oil, its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch new record highs.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

                      This page intentionally left blank.

MORGAN STANLEY SPECTRUM SERIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (individually, a "Partnership", or collectively, the "Partnerships"), is responsible for the management of the Partnerships.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A compa-ny's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnerships and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

MORGAN STANLEY SPECTRUM SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnerships modified their classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

    /s/ Deloitte & Touche LLP
New York, New York
March 21, 2006

MORGAN STANLEY SPECTRUM CURRENCY L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                       2005        2004
                                                                   ------------ -----------
                                                                        $           $
                                         ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                                  207,952,625 253,222,567
 Restricted cash                                                        --          169,680
                                                                   ------------ -----------
   Total Cash                                                       207,952,625 253,392,247
 Net unrealized gain on open contracts (MS & Co.)                     6,202,194  16,647,953
                                                                   ------------ -----------
   Total Trading Equity                                             214,154,819 270,040,200
Subscriptions receivable                                              1,355,204   6,690,404
Interest receivable (Morgan Stanley DW)                                 559,983     315,539
                                                                   ------------ -----------
   Total Assets                                                     216,070,006 277,046,143
                                                                   ============ ===========

                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                                   6,346,278   2,499,153
Accrued brokerage fees (Morgan Stanley DW)                              862,131   1,007,999
Accrued management fees                                                 374,840     438,261
                                                                   ------------ -----------
   Total Liabilities                                                  7,583,249   3,945,413
                                                                   ------------ -----------
PARTNERS' CAPITAL
Limited Partners (17,508,991.514 and 18,755,238.476 Units,
 respectively)                                                      206,199,270 270,231,305
General Partner (194,237.343 and 199,150.709 Units, respectively)     2,287,487   2,869,425
                                                                   ------------ -----------
   Total Partners' Capital                                          208,486,757 273,100,730
                                                                   ------------ -----------
   Total Liabilities and Partners' Capital                          216,070,006 277,046,143
                                                                   ============ ===========
NET ASSET VALUE PER UNIT                                                  11.78       14.41
                                                                   ============ ===========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                            2005          2004         2003
                                       -------------  -----------  -----------
                                             $             $            $
 INVESTMENT INCOME
   Interest income (Morgan Stanley
    DW)                                    5,391,828    2,064,338    1,006,410
                                       -------------  -----------  -----------
 EXPENSES
   Brokerage fees (Morgan Stanley DW)     10,921,579   10,011,029    6,109,327
   Management fees                         4,748,514    4,352,622    2,656,229
   Incentive fees                            --           177,763    2,623,290
                                       -------------  -----------  -----------
    Total Expenses                        15,670,093   14,541,414   11,388,846
                                       -------------  -----------  -----------
 NET INVESTMENT LOSS                     (10,278,265) (12,477,076) (10,382,436)
                                       -------------  -----------  -----------
 TRADING RESULTS
 Trading profit (loss):
   Realized                              (28,979,835) (11,200,944)  27,952,154
   Net change in unrealized              (10,445,759)  11,769,313     (772,909)
                                       -------------  -----------  -----------
    Total Trading Results                (39,425,594)     568,369   27,179,245
                                       -------------  -----------  -----------
 NET INCOME (LOSS)                       (49,703,859) (11,908,707)  16,796,809
                                       =============  ===========  ===========
 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                        (49,177,845) (11,774,885)  16,514,538
 General Partner                            (526,014)    (133,822)     282,271
 NET INCOME (LOSS) PER UNIT:
 Limited Partners                              (2.63)       (1.25)        1.73
 General Partner                               (2.63)       (1.25)        1.73

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                        ----------------------
                                                           2005           2004
                                                        -----------    ----------
                                                            $              $
                                    ASSETS
 Equity in futures interests trading accounts:
   Unrestricted cash                                     41,897,899    44,914,117
   Restricted cash                                        2,476,604     3,978,399
                                                        -----------    ----------
    Total Cash                                           44,374,503    48,892,516
                                                        -----------    ----------
   Net unrealized gain on open contracts (MS&Co.)           562,409       932,265
   Net unrealized gain (loss) on open contracts (MSIL)       40,229      (114,942)
                                                        -----------    ----------
    Total net unrealized gain on open contracts             602,638       817,323
                                                        -----------    ----------
    Total Trading Equity                                 44,977,141    49,709,839
 Subscriptions receivable                                   295,999       640,161
 Interest receivable (Morgan Stanley DW)                    149,040        83,972
                                                        -----------    ----------
    Total Assets                                         45,422,180    50,433,972
                                                        ===========    ==========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                        851,645       582,712
 Accrued brokerage fees (Morgan Stanley DW)                 171,976       188,436
 Accrued management fees                                     46,733        51,206
                                                        -----------    ----------
    Total Liabilities                                     1,070,354       822,354
                                                        -----------    ----------
 PARTNERS' CAPITAL
 Limited Partners (2,879,808.149 and
  3,359,662.807 Units, respectively)                     43,870,162    49,068,822
 General Partner (31,618.331 and
  37,164.331 Units, respectively)                           481,664       542,796
                                                        -----------    ----------
    Total Partners' Capital                              44,351,826    49,611,618
                                                        -----------    ----------
    Total Liabilities and Partners' Capital              45,422,180    50,433,972
                                                        ===========    ==========
 NET ASSET VALUE PER UNIT                                     15.23         14.61
                                                        ===========    ==========

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         ------------------------------------
                                             2005         2004        2003
                                         ------------  ----------  ----------
                                              $            $           $
  INVESTMENT INCOME
    Interest income (Morgan Stanley DW)     1,370,806     625,965     525,817
                                         ------------  ----------  ----------

  EXPENSES
    Brokerage fees (Morgan Stanley DW)      2,126,114   2,332,241   2,328,615
    Management fees                           577,754     633,766     632,782
                                         ------------  ----------  ----------
     Total Expenses                         2,703,868   2,966,007   2,961,397
                                         ------------  ----------  ----------

  NET INVESTMENT LOSS                      (1,333,062) (2,340,042) (2,435,580)
                                         ------------  ----------  ----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                                3,338,207   1,049,835   3,711,981
    Net change in unrealized                 (214,685) (1,729,717)  1,801,107
                                         ------------  ----------  ----------
                                            3,123,522    (679,882)  5,513,088
  Proceeds from Litigation Settlement           2,230       2,296      --
                                         ------------  ----------  ----------
     Total Trading Results                  3,125,752    (677,586)  5,513,088
                                         ------------  ----------  ----------

  NET INCOME (LOSS)                         1,792,690  (3,017,628)  3,077,508
                                         ============  ==========  ==========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                          1,769,412  (2,985,362)  3,043,649
  General Partner                              23,278     (32,266)     33,859

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                               0.62       (0.86)       0.90
  General Partner                                0.62       (0.86)       0.90

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    ------------------------
                                                        2005           2004
                                                    ------------    -----------
                                                         $              $
                                   ASSETS
   Equity in futures interests trading accounts:
     Unrestricted cash                               475,166,952    488,346,785
     Restricted cash                                  51,242,347     75,488,462
                                                    ------------    -----------
      Total Cash                                     526,409,299    563,835,247
                                                    ------------    -----------
     Net unrealized gain on open contracts (MSIL)      9,166,796      3,053,732
     Net unrealized gain on open contracts
      (MS&Co.)                                         9,019,008     12,072,891
                                                    ------------    -----------
      Total net unrealized gain on open contracts     18,185,804     15,126,623
     Net option premiums                                 --           3,366,493
                                                    ------------    -----------
      Total Trading Equity                           544,595,103    582,328,363
   Subscriptions receivable                            4,455,213     12,736,861
   Interest receivable (Morgan Stanley DW)             1,417,447        757,981
                                                    ------------    -----------
      Total Assets                                   550,467,763    595,823,205
                                                    ============    ===========
                      LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                13,439,853      5,692,215
   Accrued brokerage fees (Morgan Stanley DW)          2,730,072      3,468,754
   Accrued management fees                             1,295,496      1,356,111
                                                    ------------    -----------
      Total Liabilities                               17,465,421     10,517,080
                                                    ------------    -----------
   PARTNERS' CAPITAL
   Limited Partners (19,209,338.858 and
    20,050,871.818 Units, respectively)              527,198,790    579,155,164
   General Partner (211,461.769 and
    212,951.775 Units, respectively)                   5,803,552      6,150,961
                                                    ------------    -----------
      Total Partners' Capital                        533,002,342    585,306,125
                                                    ------------    -----------
      Total Liabilities and Partners' Capital        550,467,763    595,823,205
                                                    ============    ===========
   NET ASSET VALUE PER UNIT                                27.45          28.88
                                                    ============    ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                      ---------------------------------------
                                           2005            2004         2003
                                      -------------    -----------  -----------
                                            $               $            $
 INVESTMENT INCOME
  Interest income (Morgan Stanley DW)    12,876,956      4,952,656    2,843,612
                                      -------------    -----------  -----------
 EXPENSES
  Brokerage fees (Morgan Stanley DW)     36,601,881     36,680,599   25,658,616
  Management fees                        15,652,447     14,450,217   10,617,352
  Incentive fees                            --           6,104,991    3,750,169
                                      -------------    -----------  -----------
    Total Expenses                       52,254,328     57,235,807   40,026,137
                                      -------------    -----------  -----------
 NET INVESTMENT LOSS                    (39,377,372)   (52,283,151) (37,182,525)
                                      -------------    -----------  -----------
 TRADING RESULTS
 Trading profit (loss):
  Realized                                7,018,678     50,580,928   52,485,483
  Net change in unrealized                3,059,181    (21,655,342)  18,883,947
                                      -------------    -----------  -----------
                                         10,077,859     28,925,586   71,369,430
 Proceeds from Litigation Settlement         85,000         45,665       --
                                      -------------    -----------  -----------
    Total Trading Results                10,162,859     28,971,251   71,369,430
                                      -------------    -----------  -----------
 NET INCOME (LOSS)                      (29,214,513)   (23,311,900)  34,186,905
                                      =============    ===========  ===========
 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                       (28,920,794)   (23,067,010)  33,822,853
 General Partner                           (293,719)      (244,890)     364,052
 NET INCOME (LOSS) PER UNIT:
 Limited Partners                             (1.43)         (1.43)        2.66
 General Partner                              (1.43)         (1.43)        2.66

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                       -------------------------
                                                           2005            2004
                                                       ------------    -----------
                                                            $               $
                                     ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                      142,187,180    161,592,256
 Restricted cash                                         19,593,820     16,808,205
                                                       ------------    -----------
   Total Cash                                           161,781,000    178,400,461
                                                       ------------    -----------
 Net unrealized gain (loss) on open contracts (MS&Co.)    7,823,513       (226,980)
 Net unrealized gain on open contracts (MSIL)             5,662,270      2,886,349
                                                       ------------    -----------
   Total net unrealized gain on open contracts           13,485,783      2,659,369
 Net option premiums                                           (568)       263,288
                                                       ------------    -----------
   Total Trading Equity                                 175,266,215    181,323,118
Subscriptions receivable                                  1,351,545      5,084,126
Interest receivable (Morgan Stanley DW)                     445,924        238,656
                                                       ------------    -----------
   Total Assets                                         177,063,684    186,645,900
                                                       ============    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Redemptions payable                                       4,515,005      1,725,329
Accrued incentive fees                                    1,704,356        188,744
Accrued brokerage fees (Morgan Stanley DW)                  837,558      1,080,805
Accrued management fees                                     381,027        409,897
                                                       ------------    -----------
   Total Liabilities                                      7,437,946      3,404,775
                                                       ------------    -----------
PARTNERS' CAPITAL
Limited Partners (11,834,304.588 and
 12,446,331.591 Units, respectively)                    167,774,452    181,218,795
General Partner (130,584.135 and
 138,896.135 Units, respectively)                         1,851,286      2,022,330
                                                       ------------    -----------
   Total Partners' Capital                              169,625,738    183,241,125
                                                       ------------    -----------
   Total Liabilities and Partners' Capital              177,063,684    186,645,900
                                                       ============    ===========
NET ASSET VALUE PER UNIT                                      14.18          14.56
                                                       ============    ===========

STATEMENTS OF OPERATIONS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                                2005            2004         2003
                                           -------------    -----------  -----------
                                                 $               $            $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)           4,008,536      1,602,712      741,890
                                           -------------    -----------  -----------

EXPENSES
 Brokerage fees (Morgan Stanley DW)           11,407,747      9,860,579    6,611,238
 Management fees                               4,685,477      4,006,640    2,735,685
 Incentive fees                                2,251,786      2,751,859    2,123,832
                                           -------------    -----------  -----------
  Total Expenses                              18,345,010     16,619,078   11,470,755
                                           -------------    -----------  -----------

NET INVESTMENT LOSS                          (14,336,474)   (15,016,366) (10,728,865)
                                           -------------    -----------  -----------

TRADING RESULTS
Trading profit (loss):
 Realized                                     (2,036,361)    21,527,423   30,251,636
 Net change in unrealized                     10,826,414     (5,262,416)     990,641
                                           -------------    -----------  -----------
                                               8,790,053     16,265,007   31,242,277
Proceeds from Litigation Settlement                  454            173       --
                                           -------------    -----------  -----------
  Total Trading Results                        8,790,507     16,265,180   31,242,277
                                           -------------    -----------  -----------

NET INCOME (LOSS)                             (5,545,967)     1,248,814   20,513,412
                                           =============    ===========  ===========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                              (5,489,130)     1,239,931   20,281,103
General Partner                                  (56,837)         8,883      232,309

NET INCOME (LOSS) PER UNIT:
Limited Partners                                   (0.38)          0.25         2.77
General Partner                                    (0.38)          0.25         2.77

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    ------------------------
                                                        2005        2004
                                                    -----------  -----------
                                                         $           $
                                   ASSETS
   Equity in futures interests trading accounts:
    Unrestricted cash                               591,492,563  584,988,965
    Restricted cash                                 127,922,335  160,985,939
                                                    -----------  -----------
      Total Cash                                    719,414,898  745,974,904
                                                    -----------  -----------
    Net unrealized gain on open contracts (MSIL)     24,718,032    4,707,076
    Net unrealized gain (loss) on open contracts
     (MS&Co.)                                        (2,653,896)  22,634,674
                                                    -----------  -----------
      Total net unrealized gain on open contracts    22,064,136   27,341,750
                                                    -----------  -----------
      Total Trading Equity                          741,479,034  773,316,654
   Subscriptions receivable                           8,317,319   17,135,652
   Interest receivable (Morgan Stanley DW)            1,887,334    1,000,293
                                                    -----------  -----------
      Total Assets                                  751,683,687  791,452,599
                                                    ===========  ===========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Redemptions payable                               22,863,255    6,466,684
   Accrued brokerage fees (Morgan Stanley DW)         3,775,150    4,629,988
   Accrued management fees                            1,629,189    1,632,040
                                                    -----------  -----------
      Total Liabilities                              28,267,594   12,728,712
                                                    -----------  -----------

   PARTNERS' CAPITAL
   Limited Partners (32,000,561.834 and
    32,613,627.616 Units, respectively)             715,669,731  770,511,257
   General Partner (346,372.001 and
    347,618.087 Units, respectively)                  7,746,362    8,212,630
                                                    -----------  -----------
      Total Partners' Capital                       723,416,093  778,723,887
                                                    -----------  -----------
      Total Liabilities and Partners' Capital       751,683,687  791,452,599
                                                    ===========  ===========

   NET ASSET VALUE PER UNIT                               22.36        23.63
                                                    ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2005           2004         2003
                                       -----------    -----------  -----------
                                            $              $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  17,176,811      6,171,302    3,316,107
                                       -----------    -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   49,430,024     45,508,966   30,273,037
   Management fees                      19,268,955     16,226,640   10,835,994
   Incentive fees                        2,668,447     12,132,833   13,042,559
                                       -----------    -----------  -----------
     Total Expenses                     71,367,426     73,868,439   54,151,590
                                       -----------    -----------  -----------

  NET INVESTMENT LOSS                  (54,190,615)   (67,697,137) (50,835,483)
                                       -----------    -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                             19,045,879    122,928,230  116,446,374
   Net change in unrealized             (5,277,614)   (19,092,460)  22,330,997
                                       -----------    -----------  -----------
                                        13,768,265    103,835,770  138,777,371
  Proceeds from Litigation Settlement        4,209          3,018       --
                                       -----------    -----------  -----------
     Total Trading Results              13,772,474    103,838,788  138,777,371
                                       -----------    -----------  -----------

  NET INCOME (LOSS)                    (40,418,141)    36,141,651   87,941,888
                                       ===========    ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                     (39,990,714)    35,747,190   86,960,795
  General Partner                         (427,427)       394,461      981,093

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                           (1.27)          0.99         4.23
  General Partner                            (1.27)          0.99         4.23

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                          UNITS OF
                         PARTNERSHIP     LIMITED      GENERAL
                          INTEREST       PARTNERS     PARTNER      TOTAL
                       --------------  -----------  ----------  -----------
                                            $            $           $
    Partners' Capital,
    December 31, 2002   6,902,618.107   93,891,619   2,267,833   96,159,452
    Offering of Units   6,157,215.998   89,883,376     790,000   90,673,376
    Net income               --         16,514,538     282,271   16,796,809
    Redemptions          (920,425.880) (12,246,860) (1,326,857) (13,573,717)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2003  12,139,408.225  188,042,673   2,013,247  190,055,920
    Offering of Units   8,372,327.316  114,539,377     990,000  115,529,377
    Net loss                 --        (11,774,885)   (133,822) (11,908,707)
    Redemptions        (1,557,346.356) (20,575,860)     --      (20,575,860)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2004  18,954,389.185  270,231,305   2,869,425  273,100,730
    Offering of Units   3,336,357.445   40,295,529     170,000   40,465,529
    Net loss                 --        (49,177,845)   (526,014) (49,703,859)
    Redemptions        (4,587,517.773) (55,149,719)  (225,924)  (55,375,643)
                       --------------  -----------  ----------  -----------
    Partners' Capital,
    December 31, 2005  17,703,228.857  206,199,270   2,287,487  208,486,757
                       ==============  ===========  ==========  ===========

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                           UNITS OF
                          PARTNERSHIP     LIMITED    GENERAL
                           INTEREST       PARTNERS   PARTNER     TOTAL
                         -------------  -----------  -------  -----------
                                             $          $          $
      Partners' Capital,
      December 31, 2002  3,460,180.682   49,814,229  591,203   50,405,432
      Offering of Units    690,016.887   10,491,897     --     10,491,897
      Net income               --         3,043,649   33,859    3,077,508
      Redemptions         (748,285.123) (11,285,344) (50,000) (11,335,344)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2003  3,401,912.446   52,064,431  575,062   52,639,493
      Offering of Units    778,018.263   11,587,284     --     11,587,284
      Net loss                 --        (2,985,362) (32,266)  (3,017,628)
      Redemptions         (783,103.571) (11,597,531)    --    (11,597,531)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2004  3,396,827.138   49,068,822  542,796   49,611,618
      Offering of Units    345,735.053    4,999,666     --      4,999,666
      Net income               --         1,769,412   23,278    1,792,690
      Redemptions         (831,135.711) (11,967,738) (84,410) (12,052,148)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2005  2,911,426.480   43,870,162  481,664   44,351,826
                         =============  ===========  =======  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2002  10,681,668.047   292,226,000  3,151,799   295,377,799
   Offering of Units   4,942,610.490   141,160,704  1,340,000   142,500,704
   Net income               --          33,822,853    364,052    34,186,905
   Redemptions        (1,058,775.458)  (30,542,924)     --      (30,542,924)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2003  14,565,503.079   436,666,633  4,855,851   441,522,484
   Offering of Units   7,215,873.382   208,687,672  1,540,000   210,227,672
   Net loss                 --         (23,067,010)  (244,890)  (23,311,900)
   Redemptions        (1,517,552.868)  (43,132,131)     --      (43,132,131)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2004  20,263,823.593   579,155,164  6,150,961   585,306,125
   Offering of Units   3,482,044.148    91,946,015    380,000    92,326,015
   Net loss                 --         (28,920,794)  (293,719)  (29,214,513)
   Redemptions        (4,325,067.114) (114,981,595)  (433,690) (115,415,285)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  19,420,800.627   527,198,790  5,803,552   533,002,342
                      ==============  ============  =========  ============

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2002   6,530,775.305   74,487,934    881,138   75,369,072
    Offering of Units   2,823,095.529   36,375,972    180,000   36,555,972
    Net income               --         20,281,103    232,309   20,513,412
    Redemptions          (877,978.963) (11,168,017)     --     (11,168,017)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2003   8,475,891.871  119,976,992  1,293,447  121,270,439
    Offering of Units   5,057,597.578   73,841,018    720,000   74,561,018
    Net income               --          1,239,931      8,883    1,248,814
    Redemptions          (948,261.723) (13,839,146)     --     (13,839,146)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  12,585,227.726  181,218,795  2,022,330  183,241,125
    Offering of Units   2,346,340.284   31,611,503      --      31,611,503
    Net loss                 --         (5,489,130)   (56,837)  (5,545,967)
    Redemptions        (2,966,679.287) (39,566,716)  (114,207) (39,680,923)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  11,964,888.723  167,774,452  1,851,286  169,625,738
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2002  18,239,525.857   332,124,550  3,697,076   335,821,626
   Offering of Units   7,617,427.705   156,115,402  1,240,000   157,355,402
   Net income               --          86,960,795    981,093    87,941,888
   Redemptions        (2,082,749.238)  (42,934,638)     --      (42,934,638)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2003  23,774,204.324   532,266,109  5,918,169   538,184,278
   Offering of Units  11,745,240.279   259,052,698  1,900,000   260,952,698
   Net income               --          35,747,190    394,461    36,141,651
   Redemptions        (2,558,198.900)  (56,554,740)     --      (56,554,740)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2004  32,961,245.703   770,511,257  8,212,630   778,723,887
   Offering of Units   6,431,314.024   139,226,034    480,000   139,706,034
   Net loss                 --         (39,990,714)  (427,427)  (40,418,141)
   Redemptions        (7,045,625.892) (154,076,846)  (518,841) (154,595,687)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  32,346,933.835   715,669,731  7,746,362   723,416,093
                      ==============  ============  =========  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------
                                         2005         2004         2003
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                    (49,703,859) (11,908,707)  16,796,809
Noncash item included in net
 income (loss):
  Net change in unrealized            10,445,759  (11,769,313)     772,909
(Increase) decrease in operating
 assets:
  Restricted cash                        169,680     (169,680)      --
  Interest receivable
   (Morgan Stanley DW)                  (244,444)    (213,650)     (31,679)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                  (145,868)     346,433      345,106
  Accrued management fees                (63,421)     150,624      150,046
  Accrued incentive fees                  --         (399,035)     159,553
                                     -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                (39,542,153) (23,963,328)  18,192,744
                                     -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units  45,800,729  117,548,841   86,142,266
Cash paid from redemptions of
 Units                               (51,528,518) (19,137,190) (14,039,569)
                                     -----------  -----------  -----------
Net cash provided by (used for)
 financing activities                 (5,727,789)  98,411,651   72,102,697
                                     -----------  -----------  -----------

Net increase (decrease) in
 unrestricted cash                   (45,269,942)  74,448,323   90,295,441

Unrestricted cash at beginning of
 period                              253,222,567  178,774,244   88,478,803
                                     -----------  -----------  -----------

Unrestricted cash at end of period   207,952,625  253,222,567  178,774,244
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             2005            2004         2003
                                         ------------    -----------  -----------
                                              $               $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                           1,792,690     (3,017,628)   3,077,508
Noncash item included in net
 income (loss):
  Net change in unrealized                    214,685      1,729,717   (1,801,107)
(Increase) decrease in operating assets:
  Restricted cash                           1,501,795       (116,681)    (685,089)
  Interest receivable
   (Morgan Stanley DW)                        (65,068)       (43,862)      13,348
  Net option premiums                         --             (39,600)     752,173
Decrease in operating liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                        (16,460)        (6,455)      (7,218)
  Accrued management fees                      (4,473)        (1,754)      (1,962)
                                         ------------    -----------  -----------
Net cash provided by (used for)
 operating activities                       3,423,169     (1,496,263)   1,347,653
                                         ------------    -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units        5,343,828     11,983,540   10,172,272
Cash paid from redemptions of Units       (11,783,215)   (12,047,859) (11,199,079)
                                         ------------    -----------  -----------
Net cash used for financing activities     (6,439,387)       (64,319)  (1,026,807)
                                         ------------    -----------  -----------

Net increase (decrease) in unrestricted
 cash                                      (3,016,218)    (1,560,582)     320,846

Unrestricted cash at beginning of
 period                                    44,914,117     46,474,699   46,153,853
                                         ------------    -----------  -----------

Unrestricted cash at end of period         41,897,899     44,914,117   46,474,699
                                         ============    ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                          2005          2004         2003
                                      ------------  -----------  -----------
                                           $             $            $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income (loss)                   (29,214,513) (23,311,900)  34,186,905
   Noncash item included in net
    income (loss):
     Net change in unrealized           (3,059,181)  21,655,342  (18,883,947)
   (Increase) decrease in operating
    assets:
     Restricted cash                    24,246,115  (15,987,079) (25,458,104)
     Net option premiums                 3,366,493   (2,134,005)  (1,232,488)
     Interest receivable
      (Morgan Stanley DW)                 (659,466)    (507,361)     (15,337)
   Increase (decrease) in operating
    liabilities:
     Accrued brokerage fees
      (Morgan Stanley DW)                 (738,682)   1,067,674      738,759
     Accrued management fees               (60,615)     362,561      305,694
     Accrued incentive fees                --        (2,227,005)   2,227,005
                                      ------------  -----------  -----------
   Net cash used for operating
    activities                          (6,119,849) (21,081,773)  (8,131,513)
                                      ------------  -----------  -----------

   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Cash received from offering of
    Units                              100,607,663  210,179,028  136,503,231
   Cash paid from redemptions of
    Units                             (107,667,647) (39,845,039) (30,014,204)
                                      ------------  -----------  -----------
   Net cash provided by (used for)
    financing activities                (7,059,984) 170,333,989  106,489,027
                                      ------------  -----------  -----------

   Net increase (decrease) in
    unrestricted cash                  (13,179,833) 149,252,216   98,357,514

   Unrestricted cash at beginning of
    period                             488,346,785  339,094,569  240,737,055
                                      ------------  -----------  -----------

   Unrestricted cash at end of period  475,166,952  488,346,785  339,094,569
                                      ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2005         2004         2003
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                     (5,545,967)   1,248,814   20,513,412
  Noncash item included in net
   income (loss):
    Net change in unrealized           (10,826,414)   5,262,416     (990,641)
  (Increase) decrease in operating
   assets:
    Restricted cash                     (2,785,615)  (3,161,765)  (1,920,957)
    Net option premiums                    263,856      414,992     (455,512)
    Interest receivable
     (Morgan Stanley DW)                  (207,268)    (172,065)      (4,813)
  Increase (decrease) in operating
   liabilities:
    Accrued incentive fees               1,515,612     (622,506)     811,250
    Accrued brokerage fees
     (Morgan Stanley DW)                  (243,247)     430,756      218,453
    Accrued management fees                (28,870)     140,911       90,394
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                (17,857,913)   3,541,553   18,261,586
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units  35,344,084   74,620,070   33,067,265
  Cash paid from redemptions of
   Units                               (36,891,247) (12,769,688) (11,627,695)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                 (1,547,163)  61,850,382   21,439,570
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                   (19,405,076)  65,391,935   39,701,156

  Unrestricted cash at beginning of
   period                              161,592,256   96,200,321   56,499,165
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   142,187,180  161,592,256   96,200,321
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------
                                       2005          2004         2003
                                   ------------  -----------  -----------
                                        $             $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                   (40,418,141)  36,141,651   87,941,888
Noncash item included in net
 income (loss):
  Net change in unrealized            5,277,614   19,092,460  (22,330,997)
(Increase) decrease in operating
 assets:
  Restricted cash                    33,063,604  (71,797,043) (50,136,502)
  Interest receivable
   (Morgan Stanley DW)                 (887,041)    (708,483)     (22,974)
  Net option premiums                   --         3,973,725  (3,973,725)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)                 (854,838)   1,682,213    1,041,470
  Accrued management fees                (2,851)     547,516      411,562
  Accrued incentive fees                --        (4,924,640)   4,924,640
                                   ------------  -----------  -----------
Net cash provided by (used for)
 operating activities                (3,821,653) (15,992,601)  17,855,362
                                   ------------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of
 Units                              148,524,367  259,672,165  148,609,073
Cash paid from redemptions of
 Units                             (138,199,116) (53,013,759) (43,204,854)
                                   ------------  -----------  -----------
Net cash provided by financing
 activities                          10,325,251  206,658,406  105,404,219
                                   ------------  -----------  -----------

Net increase in unrestricted cash     6,503,598  190,665,805  123,259,581

Unrestricted cash at beginning of
 period                             584,988,965  394,323,160  271,063,579
                                   ------------  -----------  -----------

Unrestricted cash at end of period  591,492,563  584,988,965  394,323,160
                                   ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM CURRENCY L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $208,486,757                                $              %              $               %
Foreign currency                                                    (1,081,795)       (0.52)       7,283,989         3.49
                                                                    ----------        -----        ---------         ----
  Grand Total:                                                      (1,081,795)       (0.52)       7,283,989         3.49
                                                                    ==========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

2004 PARTNERSHIP NET ASSETS: $273,100,730
Foreign currency                                                    16,600,066         6.08*          47,887         0.02
                                                                    ----------        -----        ---------         ----
  Grand Total:                                                      16,600,066         6.08           47,887         0.02
                                                                    ==========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $208,486,757                               $
Foreign currency                                                     6,202,194
                                                                    ----------
  Grand Total:                                                       6,202,194

  Unrealized Currency Gain/(Loss)                                       --
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     6,202,194
                                                                    ==========
2004 PARTNERSHIP NET ASSETS: $273,100,730
Foreign currency                                                    16,647,953
                                                                    ----------
  Grand Total:                                                      16,647,953

  Unrealized Currency Gain/(Loss)                                       --
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    16,647,953
                                                                    ==========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------

2005 PARTNERSHIP NET ASSETS: $44,351,826                                 $              %              $               %
Commodity                                                              74,261          0.17          (9,113)         (0.02)
Equity                                                                431,246          0.97            --              --
Foreign currency                                                       25,515          0.06         (31,429)         (0.07)
Interest rate                                                          37,273          0.08         186,788           0.42
                                                                     --------         -----         -------          -----
  Grand Total:                                                        568,295          1.28         146,246           0.33
                                                                     ========         =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $49,611,618
Commodity                                                            (174,817)        (0.35)         88,890           0.18
Equity                                                                416,781          0.84            --              --
Foreign currency                                                      233,829          0.47          15,689           0.03
Interest rate                                                          25,587          0.05         181,418           0.37
                                                                     --------         -----         -------          -----
  Grand Total:                                                        501,380          1.01         285,997           0.58
                                                                     ========         =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                     -----------

2005 PARTNERSHIP NET ASSETS: $44,351,826                                $
Commodity                                                              65,148
Equity                                                                431,246
Foreign currency                                                       (5,914)
Interest rate                                                         224,061
                                                                     --------
  Grand Total:                                                        714,541

  Unrealized Currency Loss                                           (111,903)
                                                                     --------
  Total Net Unrealized Gain per Statement of Financial Condition      602,638
                                                                     ========

2004 PARTNERSHIP NET ASSETS: $49,611,618
Commodity                                                             (85,927)
Equity                                                                416,781
Foreign currency                                                      249,518
Interest rate                                                         207,005
                                                                     --------
  Grand Total:                                                        787,377

  Unrealized Currency Gain                                             29,946
                                                                     --------
  Total Net Unrealized Gain per Statement of Financial Condition      817,323
                                                                     ========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SELECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------

2005 PARTNERSHIP NET ASSETS: $533,002,342                                $              %              $               %
Commodity                                                           15,589,813         2.92          (730,681)       (0.14)
Equity                                                               1,882,850         0.35            12,500          --
Foreign currency                                                    (2,386,026)       (0.44)        4,136,927         0.78
Interest rate                                                          684,290         0.13         1,798,925         0.34
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      15,770,927         2.96         5,217,671         0.98
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $585,306,125
Commodity                                                            5,488,782         0.94           642,817         0.11
Equity                                                               7,810,435         1.33            --              --
Foreign currency                                                     3,951,731         0.68        (2,735,991)       (0.47)
Interest rate                                                        1,815,260         0.31           828,324         0.14
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      19,066,208         3.26        (1,264,850)       (0.22)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------

2005 PARTNERSHIP NET ASSETS: $533,002,342                               $
Commodity                                                           14,859,132
Equity                                                               1,895,350
Foreign currency                                                     1,750,901
Interest rate                                                        2,483,215
                                                                    ----------
  Grand Total:                                                      20,988,598

  Unrealized Currency Loss                                          (2,802,794)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    18,185,804
                                                                    ==========

2004 PARTNERSHIP NET ASSETS: $585,306,125
Commodity                                                            6,131,599
Equity                                                               7,810,435
Foreign currency                                                     1,215,740
Interest rate                                                        2,643,584
                                                                    ----------
  Grand Total:                                                      17,801,358

  Unrealized Currency Loss                                          (2,674,735)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    15,126,623
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM STRATEGIC L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $169,625,738                                $              %              $               %
Commodity                                                           16,718,531         9.86*          (28,242)       (0.01)
Equity                                                                 (96,027)       (0.06)           --              --
Foreign currency                                                    (1,327,499)       (0.78)       (2,048,373)       (1.21)
Interest rate                                                           --              --            582,959         0.34
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      15,295,005         9.02        (1,493,656)       (0.88)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2004 PARTNERSHIP NET ASSETS: $183,241,125
Commodity                                                            2,260,763         1.23           811,061         0.44
Equity                                                                 746,712         0.41            --              --
Foreign currency                                                     1,083,470         0.59        (1,174,936)       (0.64)
Interest rate                                                         (999,978)       (0.54)          (59,493)       (0.03)
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       3,090,967         1.69          (423,368)       (0.23)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                     -----------
2005 PARTNERSHIP NET ASSETS: $169,625,738                               $
Commodity                                                           16,690,289
Equity                                                                 (96,027)
Foreign currency                                                    (3,375,872)
Interest rate                                                          582,959
                                                                    ----------
  Grand Total:                                                      13,801,349

  Unrealized Currency Loss                                            (315,566)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    13,485,783
                                                                    ==========
2004 PARTNERSHIP NET ASSETS: $183,241,125
Commodity                                                            3,071,824
Equity                                                                 746,712
Foreign currency                                                       (91,466)
Interest rate                                                       (1,059,471)
                                                                    ----------
  Grand Total:                                                       2,667,599

  Unrealized Currency Loss                                              (8,230)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     2,659,369
                                                                    ==========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM TECHNICAL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $723,416,093                                $              %              $               %
Commodity                                                           33,767,846         4.66        (1,474,466)       (0.20)
Equity                                                              (1,753,796)       (0.24)           --              --
Foreign currency                                                    (4,881,736)       (0.67)       (2,151,613)       (0.30)
Interest rate                                                        1,726,772         0.24         2,349,450         0.32
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      28,859,086         3.99        (1,276,629)       (0.18)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $778,723,887
Commodity                                                            4,959,331         0.63         1,798,641         0.23
Equity                                                               7,857,895         1.01          (817,447)       (0.10)
Foreign currency                                                    13,746,446         1.77        (2,924,743)       (0.38)
Interest rate                                                        3,829,920         0.49          (382,283)       (0.05)
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      30,393,592         3.90        (2,325,832)       (0.30)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                     -----------
2005 PARTNERSHIP NET ASSETS: $723,416,093                               $
Commodity                                                           32,293,380
Equity                                                              (1,753,796)
Foreign currency                                                    (7,033,349)
Interest rate                                                        4,076,222
                                                                    ----------
  Grand Total:                                                      27,582,457

  Unrealized Currency Loss                                          (5,518,321)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    22,064,136
                                                                    ==========

2004 PARTNERSHIP NET ASSETS: $778,723,887
Commodity                                                            6,757,972
Equity                                                               7,040,448
Foreign currency                                                    10,821,703
Interest rate                                                        3,447,637
                                                                    ----------
  Grand Total:                                                      28,067,760

  Unrealized Currency Loss                                            (726,010)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    27,341,750
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. ("Spectrum Strategic"), and Morgan Stanley Spectrum Technical L.P. ("Spectrum Technical") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Spectrum Currency's clearing commodity broker is MS&Co. For Spectrum Strategic, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all of the options on foreign currency forward contracts. Effective January 2006, for Spectrum Technical, MSCG acts as the counterparty on all the options on foreign currency forward contracts. Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays each Partnership interest income equal to 80% of the month's average daily "Net Assets" (as defined in the Limited Partnership Agreements) in the case of Spectrum Currency, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and on 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co, and MSIL for Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical, and Morgan Stanley DW and MS&Co. for Spectrum Currency, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward and options on forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. The brokerage fees for Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Brokerage fees for Spectrum Select, Spectrum Strategic, and Spectrum Technical are currently accrued at a flat monthly rate of 1/12 of 6.00% (a 6.00% annual rate) of Net Assets as of the first day of each month.

  Effective July 1, 2005, brokerage fees for Spectrum Select, Spectrum Strategic, and Spectrum Technical were reduced from 1/12 of 7.25% (a 7.25% annual rate) to 1/12 of 6.00% (a 6.00% annual rate) of Net Assets as of the first day of each month.
  Such brokerage fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and continuing offering expenses.

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

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first becomes a limited partner. The Request for Redemption must be delivered to a limited partner's local Morgan Stanley Branch Office in time for it to be forwarded and received by Demeter no later than 3:00 p.m., New York City time, on the last day of the month in which the redemption is to be effective. Redemptions must be made in whole Units, in a minimum amount of 50 Units required for each redemption, unless a limited partner is redeeming his entire interest in a Partnership.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


LITIGATION SETTLEMENT. On February 27, 2002, Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnerships received settlement award payments in the amounts of $233,074, $4,636,156, $17,556, and $306,400, respectively, during August 2002, $0, $45,665, $173, and 3,018, respectively, during July 2004 and $2,230, $85,000, $454, and $4,209, respectively, during November 2005. Spectrum Global Balanced received a settlement award payment in the amount of $2,296 during October 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact to the Partnerships' reported net income
(loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS

The Partnerships pay brokerage fees to Morgan Stanley DW as described in Note
1. Spectrum Global Balanced, Spectrum Select, Spectrum Strategic, and Spectrum Technical's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL, and Spectrum Currency's cash is on deposit with Morgan Stanley DW and MS&Co., in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2005 were as follows:

Morgan Stanley Spectrum Currency L.P.
  John W. Henry & Company, Inc.
  Sunrise Capital Partners, LLC

Morgan Stanley Spectrum Global Balanced L.P.
  SSARIS Advisors, LLC

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


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

  Effective April 30, 2004, Allied Irish Capital Management Ltd. was terminated as a trading advisor for Spectrum Strategic.

Morgan Stanley Spectrum Technical L.P.
  Campbell & Company, Inc. ("Campbell")
  Chesapeake Capital Corporation ("Chesapeake")
  John W. Henry & Company, Inc. ("JWH")
  Winton Capital Management Limited ("Winton"),
   effective January 1, 2004
  Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee for Spectrum Currency is accrued at a rate of 1/12 of 2% per month of Net Assets allocated to each trading advisor on the first day of each month (a 2% annual rate).

  The management fee for Spectrum Global Balanced is accrued at a rate of 5/48 of 1% per month of Net Assets allocated to its sole trading advisor on the first day of each month (a 1.25% annual rate).

  The management fee for Spectrum Select is accrued at a rate of 1/4 of 1% per month of Net Assets allocated to EMC, Northfield, Rabar, and Sunrise on the first day of each month (a 3% annual rate) and 1/12 of 2% per month of Net Assets allocated to Graham on the first day of each month (a 2% annual rate).
  The management fee for Spectrum Strategic is accrued at a rate of 1/12 of 3% per month of Net Assets allocated to Blenheim and Eclipse on the first day of each month (a 3% annual rate) and 1/12 of 2% per month of Net Assets allocated to FX Concepts on the first day of each month (a 2% annual rate).

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

  Spectrum Global Balanced pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the sole trading advisor's allocated Net Assets as of the end of each calendar month.

  Spectrum Select pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to each of EMC, Northfield, Rabar, and Sunrise as of the end of each calendar month and 20% of the trading profits experienced with respect to the Net Assets allocated to Graham as of the end of each calendar month.

  Spectrum Strategic pays a monthly incentive fee equal to 15% of the trading profits experienced with respect to the Net Assets allocated to each of Blenheim and Eclipse as of the end of each calendar month and 20% of the trading profits experienced with respect to the Net Assets allocated to FX Concepts as of the end of each calendar month.

  Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to each of Campbell, JWH, and Winton as of the end of each calendar month and 19% of the trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month.

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

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


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

SPECTRUM CURRENCY

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                             OFF-                            OFF-
                 EXCHANGE- EXCHANGE-             EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED      TOTAL     TRADED    TRADED
            ---- --------- ---------- ---------- --------- ---------
                     $         $          $
            2005    --      6,202,194  6,202,194    --     Mar. 2006
            2004    --     16,647,953 16,647,953    --     Mar. 2005

SPECTRUM GLOBAL BALANCED

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2005  581,983   20,655   602,638 Mar. 2006 Mar. 2006
              2004  746,251   71,072   817,323 Mar. 2005 Mar. 2005

SPECTRUM SELECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED     TOTAL     TRADED    TRADED
            ---- ---------- --------- ---------- --------- ---------
                     $          $         $
            2005 16,351,481 1,834,323 18,185,804 Jun. 2007 Mar. 2006
            2004 13,504,844 1,621,779 15,126,623 Jun. 2006 Mar. 2005

SPECTRUM STRATEGIC

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2005 16,488,302 (3,002,519) 13,485,783 Jun. 2010 Jul. 2006
           2004  3,084,000   (424,631)  2,659,369 Mar. 2006 Mar. 2005

SPECTRUM TECHNICAL

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS         LONGEST MATURITIES
                --------------------------------- -------------------
                              OFF-                            OFF-
                EXCHANGE-   EXCHANGE-             EXCHANGE- EXCHANGE-
           YEAR  TRADED      TRADED      TOTAL     TRADED    TRADED
           ---- ---------- ----------  ---------- --------- ---------
                    $           $          $
           2005 26,727,989 (4,663,853) 22,064,136 Jun. 2007 Mar. 2006
           2004 15,108,739 12,233,011  27,341,750 Jun. 2006 Mar. 2005

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, options on forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, forward, options on forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, options on forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, options on forward, and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2005 and 2004 respectively, $44,956,486 and $49,638,767 for Spectrum Global Balanced, $542,760,780 and $577,340,091 for
Spectrum Select, $178,269,302 and $181,484,461 for Spectrum Strategic, and $746,142,887 and $761,083,643 for Spectrum Technical. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

SPECTRUM CURRENCY

                 PER UNIT OPERATING PERFORMANCE:
                 NET ASSET VALUE, JANUARY 1, 2005:   $  14.41
                                                     --------
                 NET OPERATING RESULTS:
                   Interest Income                       0.28
                   Expenses                             (0.82)
                   Realized Loss                        (1.54)
                   Unrealized Loss                      (0.55)
                                                     --------
                   Net Loss                             (2.63)
                                                     --------
                 NET ASSET VALUE, DECEMBER 31, 2005: $  11.78
                                                     ========

                 FOR THE 2005 CALENDAR YEAR:
                 RATIOS TO AVERAGE NET ASSETS:
                   Net Investment Loss                 (4.4)%
                   Expenses before Incentive Fees       6.8 %
                   Expenses after Incentive Fees        6.8 %
                   Net Loss                           (21.4)%
                 TOTAL RETURN BEFORE INCENTIVE FEES   (18.3)%
                 TOTAL RETURN AFTER INCENTIVE FEES    (18.3)%

                 INCEPTION-TO-DATE RETURN              17.8 %
                 COMPOUND ANNUALIZED RETURN             3.0 %

SPECTRUM GLOBAL BALANCED

                PER UNIT OPERATING PERFORMANCE:
                NET ASSET VALUE, JANUARY 1, 2005:      $ 14.61
                                                       -------
                NET OPERATING RESULTS:
                  Interest Income                         0.43
                  Expenses                               (0.85)
                  Realized Profit                         1.11
                  Unrealized Loss                        (0.07)
                  Proceeds from Litigation Settlement     0.00
                                                       -------
                  Net Income                              0.62
                                                       -------
                NET ASSET VALUE, DECEMBER 31, 2005:    $ 15.23
                                                       =======

                FOR THE 2005 CALENDAR YEAR:
                RATIOS TO AVERAGE NET ASSETS:
                  Net Investment Loss                   (2.9)%
                  Expenses before Incentive Fees         5.9 %
                  Expenses after Incentive Fees          5.9 %
                  Net Income                             3.9 %
                TOTAL RETURN BEFORE INCENTIVE FEES       4.2 %
                TOTAL RETURN AFTER INCENTIVE FEES        4.2 %

                INCEPTION-TO-DATE RETURN                52.3 %
                COMPOUND ANNUALIZED RETURN               3.8 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


SPECTRUM SELECT

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                       $  28.88
                                                        --------
NET OPERATING RESULTS:
 Interest Income                                            0.63
 Expenses                                                  (2.54)
 Realized Profit                                            0.33
 Unrealized Profit                                          0.15
 Proceeds from Litigation Settlement                        0.00
                                                        --------
 Net Loss                                                  (1.43)
                                                        --------
NET ASSET VALUE, DECEMBER 31, 2005:                     $  27.45
                                                        ========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
 Net Investment Loss                                      (7.2)%
 Expenses before Incentive Fees                            9.5 %
 Expenses after Incentive Fees                             9.5 %
 Net Loss                                                 (5.3)%
TOTAL RETURN BEFORE INCENTIVE FEES                        (5.0)%
TOTAL RETURN AFTER INCENTIVE FEES                         (5.0)%

INCEPTION-TO-DATE RETURN                                 174.5 %
COMPOUND ANNUALIZED RETURN                                 7.3 %

SPECTRUM STRATEGIC

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                       $ 14.56
                                                        -------
NET OPERATING RESULTS:
 Interest Income                                           0.31
 Expenses                                                 (1.44)
 Realized Loss                                            (0.10)
 Unrealized Profit                                         0.85
 Proceeds from Litigation Settlement                       0.00
                                                        -------
 Net Loss                                                 (0.38)
                                                        -------
NET ASSET VALUE, DECEMBER 31, 2005:                     $ 14.18
                                                        =======

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
 Net Investment Loss                                     (8.4)%
 Expenses before Incentive Fees                           9.4 %
 Expenses after Incentive Fees                           10.8 %
 Net Loss                                                (3.3)%
TOTAL RETURN BEFORE INCENTIVE FEES                       (1.4)%
TOTAL RETURN AFTER INCENTIVE FEES                        (2.6)%

INCEPTION-TO-DATE RETURN                                 41.8 %
COMPOUND ANNUALIZED RETURN                                3.2 %

MORGAN STANLEY SPECTRUM SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


SPECTRUM TECHNICAL

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                       $  23.63
                                                        --------
NET OPERATING RESULTS:
 Interest Income                                            0.51
 Expenses                                                  (2.10)
 Realized Profit                                            0.48
 Unrealized Loss                                           (0.16)
 Proceeds from Litigation Settlement                        0.00
                                                        --------
 Net Loss                                                  (1.27)
                                                        --------
NET ASSET VALUE, DECEMBER 31, 2005:                     $  22.36
                                                        ========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
 Net Investment Loss                                      (7.3)%
 Expenses before Incentive Fees                            9.3 %
 Expenses after Incentive Fees                             9.6 %
 Net Loss                                                 (5.4)%
TOTAL RETURN BEFORE INCENTIVE FEES                        (5.0)%
TOTAL RETURN AFTER INCENTIVE FEES                         (5.4)%

INCEPTION-TO-DATE RETURN                                 123.6 %
COMPOUND ANNUALIZED RETURN                                 7.5 %

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