Form 10-Q
period 2006-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2006-05-11
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Yes     X      No___________


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____   No    X




       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2006 and 2005 (Unaudited)..	4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	22-35

Item 4.	Controls and Procedures	35-36


PART II. OTHER INFORMATION

Item 1A.Risk Factors	37-38

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	38-39

Item 5.	Other Information	39

Item 6.	Exhibits	39-40



<page. <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     March 31,	     December 31,
              	          2006       	     2005
	        $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	39,671,157	41,897,899
	Restricted cash	   3,851,555	     2,476,604

	     Total cash	   43,522,712	     44,374,503

	Net unrealized gain on open contracts (MS&Co.)	    1,469,473	     562,409
	Net unrealized gain on open contracts (MSIL)	        18,026	         40,229

	     Total net unrealized gain on open contracts	    1,487,499	        602,638

	     Total Trading Equity	45,010,211	44,977,141

Subscriptions receivable	431,833	295,999
Interest receivable (Morgan Stanley DW)	      169,162	        149,040

	     Total Assets	  45,611,206	  45,422,180

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,156,207	851,645
Accrued brokerage fees (Morgan Stanley DW)	168,756	171,976
Accrued management fees	        45,858	       46,733

	     Total Liabilities	    1,370,821	  1,070,354

Partners? Capital

Limited Partners (2,794,723.154 and
     2,879,808.149 Units, respectively)	43,745,467	43,870,162
General Partner (31,618.331 Units)	       494,918	      481,664

	     Total Partners? Capital	   44,240,385	 44,351,826

	     Total Liabilities and Partners? Capital	   45,611,206	  45,422,180

NET ASSET VALUE PER UNIT                                              	            15.65	              15.23

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  <caption>	    	      For the Quarters Ended March 31,


                                                                         		            2006    	      2005
                                                                               	                         $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   459,522			      266,268

EXPENSES
	Brokerage fees (Morgan Stanley DW)		508,789	559,709
	Management fees	      	      138,257	       152,098

	     Total Expenses		   647,046	      711,807

NET INVESTMENT LOSS	                                           (187,524)      	    (445,539)

TRADING RESULTS
Trading profit (loss):
	Realized			512,140 	(740,177)
	Net change in unrealized		     884,861	      (488,293)

         Total Trading Results		  1,397,001	   (1,228,470)


NET INCOME (LOSS) 	                                                              1,209,477    	       (1,674,009)


NET INCOME (LOSS)  ALLOCATION

	Limited Partners       	     	       1,196,223	  (1,655,604)
	General Partner                                                                          13,254            	(18,405)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                          	  0.42 	(0.50)
	General Partner                                                                  	  0.42 	(0.50)





	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2004	3,396,827.138	49,068,822	542,796	49,611,618

Offering of Units	107,738.174	1,535,960	?   	1,535,960

Net Loss                                                                ?   	  	(1,655,604)	(18,405)	(1,674,009)

Redemptions	  (194,236.821)	 (2,764,661)	     ?      	 (2,764,661)

Partners? Capital,
	March 31, 2005	 3,310,328.491	  46,184,517	  524,391	 46,708,908




Partners? Capital,
	December 31, 2005	2,911,426.480	43,870,162	481,664	44,351,826

Offering of Units	83,316.190	1,287,302	?   	1,287,302

Net Income                                                                ?   	  	1,196,223	13,254
	1,209,477

Redemptions	  (168,401.185)	 (2,608,220)	     ?      	 (2,608,220)

Partners? Capital,
	March 31, 2006	 2,826,341.485	  43,745,467	  494,918	 44,240,385









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	1,209,477	(1,674,009)
Noncash item included in net income (loss):
		Net change in unrealized	(884,861)	488,293

(Increase) decrease in operating assets:
		Restricted cash	(1,374,951)	987,133
		Interest receivable (Morgan Stanley DW)	     (20,122)	(20,641)

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(3,220)	(4,112)
		Accrued management fees	              (875)	          (1,117)

Net cash used for operating activities	   (1,074,552)	      (224,453)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received for offering of Units                                             	1,151,468	1,811,968
Cash paid from redemptions of Units	   (2,303,658)	   (2,329,539)

Net cash used for financing activities	   (1,152,190)	      (517,571)

Net decrease in unrestricted cash	(2,226,742)	(742,024)

Unrestricted cash at beginning of period	   41,897,899	   44,914,117

Unrestricted cash at end of period	              39,671,157  	  44,172,093






	The accompanying notes are an integral part of these financial statements.



MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclass-ifications have no impact on the Partnership?s reported net income
(loss).

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

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	   Traded 	     Traded   	Total	 Traded  	   Traded
	$	$	$

Mar. 31, 2006	1,506,552	(19,053)	1,487,499	Jun. 2006	Jun. 2006
Dec. 31, 2005	581,983	20,655	602,638	Mar. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $45,029,264 and $44,956,486 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $1,856,523 and expenses totaling $647,046, resulting in net income of $1,209,477 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $15.23 at December 31, 2005 to $15.65 at March 31, 2006.

The most significant trading gains of approximately 4.0% were recorded in the global stock index futures markets during January and March from long positions in European, U.S., and Japanese stock index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains of approximately 0.5% were experienced in the metals markets, during January and March, from long futures positions in copper and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal.
       Smaller gains of approximately 0.1% were experienced in the agricultural markets, primarily during February from long positions in wheat and corn futures as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. Elsewhere in the agricultural markets, short futures positions in live cattle and feeder cattle resulted in gains, also during February, as prices moved lower on new concerns regarding Mad Cow Disease. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.7% in the currency sector during February from short positions in the euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the U.S. dollar?s value was lifted by expectations for additional increases in U.S. interest rates. Further losses in the currency sector were incurred during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. The value of the euro then reversed lower against the U.S. dollar towards the second half of the month amid negative economic data regarding European consumer spending, resulting in losses from newly established long positions. Within the global interest rate sector, losses of approximately 0.5% were experienced, primarily during January, from both long and short positions in
       European, Australian, Canadian, and U.S. fixed-income futures as prices moved without consistent direction amid uncertainty regarding the interest rate policy in respective countries. Losses of approximately 0.5% were also experienced in the energy markets from long futures positions in crude oil and its related products as prices declined during February after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil and unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(962,202) and expenses totaling $711,807, resulting in a net loss of $1,674,009 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $14.61 at December 31, 2004 to $14.11 at March 31, 2005.

The most significant trading losses of approximately 3.1% were incurred in the currency sector throughout the quarter from
       positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar. During January, short U.S. dollar positions versus the South African rand and euro resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Short positions in the euro and Singapore dollar versus the U.S. dollar also experienced losses during February as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Finally, losses in the currency markets resulted during March from long positions in the euro and Singapore dollar versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. Additional Partnership losses of approximately 0.3% were experienced in the agricultural markets, primarily during January and March, from
       long futures positions in corn after prices declined amid a stronger U.S. dollar and technically-based selling. Smaller Partnership losses of approximately 0.1% resulted in the metals sector, primarily during January, from long futures positions in zinc as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Additional losses were recorded from long futures positions in gold as prices also declined due to strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.5% achieved in the global interest rate markets. During January, long positions in U.S. interest rate futures advanced supported by negative economic data regarding U.S. consumer confidence and wage increases, as well as news that foreign demand for U.S. government debt remained strong. During February, short positions in Australian interest rate futures produced gains as prices moved lower after the release of positive economic data raised expectations for increases in interest rates by the Reserve Bank of Australia. During March, short positions in short-term U.S. interest rate futures benefited as prices moved lower after increases in U.S. interest rates and concerns for inflation prompted forecasts for future interest rate hikes. Additional Partnership gains of approximately 0.4% resulted in the energy markets, primarily during March, from long futures positions in crude oil and its related products as rising energy prices advanced further amid reduced supply, heightened demand from Asia, and lower
       inventories reported by the U.S. Energy Information
Administration. In the global stock index markets, gains of approximately 0.2% were recorded during February from long positions in European and Pacific Rim equity index futures as equity prices moved higher amid successful elections in Iraq and lower-than-expected unemployment data out of the U.S. Long Pacific Rim positions continued to profit as prices drifted higher after positive economic data reflected potential for future economic growth in the Far East.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a
       custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?)
to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes.
The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $44 million and $47 million, respectively.

Primary Market           March 31, 2006       March 31, 2005
Risk Category             Value at Risk        Value at Risk

Equity	             (1.90)% 	(1.42)%

Interest Rate     	           (1.65)	   (2.68)

Currency	(0.19)	(0.22)

Commodity	(0.34)	(0.44)

Aggregate Value at Risk	      (3.32)%	   (3.44)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such
       market categories due to the diversification benefit
across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.


Primary Market Risk Category        High      Low      Average
Equity	(2.07)%	(1.71)%	(1.87)%
Interest Rate	(5.23)	(1.65)	(2.77)
Currency	(0.42)	(0.10)	(0.25)
Commodity	(0.49)	(0.24)	(0.35)
Aggregate Value at Risk	            (5.31)%	(2.36)%	(3.42)%





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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), FTSE 100 (Britain), CAC 40 (France), SPI-200 (Australia), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), RUSSELL 2000 (U.S.), and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2006 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, New Zealand, Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which
       disrupt the historical pricing relationships between
different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro, Norwegian krone, Swiss franc, British pound, Australian dollar, and New Zealand dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn, wheat, orange juice, lean hogs, coffee, feeder cattle, live cattle, soybeans, and cocoa markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. At March 31, 2006, the Partnership had market exposure in the metals sector. The Partnership?s metals
       exposure was to fluctuations in the price of base
metals, such as zinc, copper, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products, crude oil, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

       Foreign Currency Balances.  The Partnership?s primary foreign currency balances at March 31, 2006 were in Japanese yen, euros, British pounds, Australian dollars, Norwegian krone, Canadian dollars, Hong Kong dollars, New Zealand dollars, South African rand, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 9.4 times Net Assets.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures and options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 57.8%.

The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 1.2%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year
       in order for the Partnership to break even without
accounting for a redemption charge to be 2.35%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, the Trading Advisor, or others become bankrupt or if the Partnership?s Trading Advisor commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, the Partnership?s Trading Advisor, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if the Partnership?s Trading Advisor commits a trading error executed on behalf of the Partnership.



Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 3/31/06	       8,257,997.754
Units unsold through 3/31/06     8,242,002.246

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       The aggregate price of the Units sold through March 31,
2006 was $117,133,851.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2006            By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















1319: