Form 10-Q
period 2006-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2006-08-08
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2006 and 2005 (Unaudited)..	4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	26-39

Item 4.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 1A.Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	41-42

Item 5.	Other Information	42

Item 6.	Exhibits	42-43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     June 30,	     December 31,
          	          2006       	     2005
	        $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	40,400,995	41,897,899
	Restricted cash	     1,954,394	     2,476,604

	     Total cash	    42,355,389	     44,374,503

	Net unrealized gain on open contracts (MS&Co.)	    652,760	     562,409
	Net unrealized gain (loss) on open contracts (MSIL)	         (15,378)	         40,229

	     Total net unrealized gain on open contracts	         637,382	        602,638

	     Total Trading Equity	42,992,771	44,977,141

Subscriptions receivable	454,050	295,999
Interest receivable (Morgan Stanley DW)	        168,998	        149,040

	     Total Assets	   43,615,819	  45,422,180

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	593,644	851,645
Accrued brokerage fees (Morgan Stanley DW)	168,307	171,976
Accrued management fees	       45,736	       46,733

	     Total Liabilities	     807,687 	  1,070,354

Partners? Capital

Limited Partners (2,734,888.847 and
     2,879,808.149 Units, respectively)	42,345,665	43,870,162
General Partner (29,868.331 and
     31,618.331 Units, respectively)	      462,467	      481,664

	     Total Partners? Capital	   42,808,132	 44,351,826

	     Total Liabilities and Partners? Capital	  43,615,819	  45,422,180
NET ASSET VALUE PER UNIT                                              	            15.48	              15.23

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                      For the Three Months	                        For the Six Months
  	             Ended June 30,    	                       Ended June 30,

                2006   	                 2005    	      2006   	    2005
                                                                                       $	               $		         $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	    520,518		     313,051 		    980,040	         579,319

EXPENSES
	Brokerage fees (Morgan Stanley DW)	511,512	527,128	1,020,301		1,086,837
	Management fees	   138,999      	     143,241	      277,256		      295,339

		   Total Expenses 	    650,511	     670,369	   1,297,557		    1,382,176

NET INVESTMENT LOSS 	   (129,993)	    (357,318)	    (317,517)		    (802,857)

TRADING RESULTS
Trading profit (loss):
	Realized	534,023 	814,131	1,046,163		73,954
	Net change in unrealized	    (850,117)	      539,778 	       34,744		           51,485

		  Total Trading Results	    (316,094) 	    1,353,909	   1,080,907		       125,439

NET INCOME (LOSS)	    (446,087)  	             996,591	     763,390		      (677,418)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(442,039)	               984,947	754,184		(670,657)
	General Partner 	(4,048)	11,644	9,206		(6,761)


NET INCOME (LOSS) PER UNIT

	Limited Partners       (0.17)	                    0.31                   	0.25 	(0.19)
	General Partner         (0.17)     	                    0.31    	0.25       	(0.19)	 	(0.19)









	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2004	3,396,827.138	49,068,822	542,796	49,611,618

Offering of Units	197,373.828	2,804,124	?   	2,804,124

Net Loss                                                                ?   	  	(670,657)	(6,761)	(677,418)

Redemptions	  (445,801.941)	 (6,327,771)	     ?      	 (6,327,771)

Partners? Capital,
	June 30, 2005	 3,148,399.025	  44,874,518	  536,035	 45,410,553




Partners? Capital,
	December 31, 2005	2,911,426.480	43,870,162	481,664	44,351,826

Offering of Units	160,509.606	2,506,762	?   	2,506,762

Net Income                                                                ?   	  	754,184	9,206	763,390

Redemptions	                                                (307,178.908)	 (4,785,443)	  (28,403)	 (4,813,846)

Partners? Capital,
	June 30, 2006	 2,764,757.178	  42,345,665	  462,467	 42,808,132





The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	763,390	(677,418)
Noncash item included in net income (loss):
		Net change in unrealized	(34,744)	(51,485)

(Increase) decrease in operating assets:
		Restricted cash	522,210	616,020
		Interest receivable (Morgan Stanley DW)	     (19,958)	(22,146)

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(3,669)	(11,998)
		Accrued management fees	            (997)	          (3,260)

Net cash provided by (used for) operating activities	    1,226,232	      (150,287)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                                2,348,711		3,050,674
Cash paid for redemptions of Units	   (5,071,847)	   (5,460,681)

Net cash used for financing activities	    (2,723,136)	    (2,410,007)

Net decrease in unrestricted cash	(1,496,904)	(2,560,294)

Unrestricted cash at beginning of period	     41,897,899	   44,914,117

Unrestricted cash at end of period	                40,400,995	  42,353,823




	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	   Traded 	     Traded   	Total	 Traded  	   Traded
	$	$	$

Jun. 30, 2006	649,635	(12,253)	637,382	Dec. 2006	Sep. 2006
Dec. 31, 2005	581,983	20,655	602,638	Mar. 2006	Mar. 2006

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

futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $43,005,024 and $44,956,486 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.
With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $204,424 and expenses totaling $650,511, resulting in a net loss of $446,087 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $15.65 at March 31, 2006 to $15.48 at June 30,
2006.

The most significant trading losses of approximately 1.9% were recorded in the global stock index futures markets, primarily during May, from long positions in U.S., European, and Asian stock index futures as prices reversed lower amid inflation fears and uncertainty regarding global interest rate policy. Within the Asian equity index markets, prices were also negatively affected by investors? concern that a global economic slowdown will negatively affect the export-driven economies of Japan and Hong Kong. Additional losses of approximately 0.5% were incurred in the agricultural complex in May from short futures positions in corn as prices moved higher on news of strong demand and bullish export data. Newly established long positions in corn futures also incurred losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of
       improved crop conditions. Elsewhere in the agricultural markets, long positions in wheat futures incurred losses in June as prices reversed lower due to positive weather forecasts in the U.S. wheat belt. Smaller losses of approximately 0.4% were incurred in the global interest rate sector from short positions in European interest rates as fixed-income prices moved higher during May after weakness in the equity markets created strong demand for the safe-haven investments. European interest rates were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany falling for a fourth straight month. Additionally, in June, losses were incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan will raise interest rates and end its ?zero-interest-rate? policy. A portion of the Partnership?s losses in the second quarter was offset by gains achieved in the currency sector of approximately 0.8% from short positions in the U.S. dollar index as well as short positions in the U.S. dollar relative to the euro. In April, the U.S. dollar moved lower on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. The U.S. dollar continued to trend lower
       against its major rivals in May on slower-than-expected
U.S. Gross Domestic Product growth and geopolitical tensions between the U.S. and Iran regarding Iran?s uranium enrichment program. Additional gains in the currency sector were recorded from short positions in the South African rand versus the U.S. dollar as the rand fell in tandem with falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high, and on expectations that the country?s Gross Domestic Product growth will be weaker-than-expected. Smaller gains, approximately 0.6%, were experienced in the metals markets from long futures positions in copper, zinc, and nickel as prices trended higher in April and early May on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories.

The Partnership recorded total trading results including interest income totaling $2,060,947 and expenses totaling $1,297,557, resulting in net income of $763,390 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $15.23 at December 31, 2005 to $15.48 at June 30, 2006.

The most significant trading gains of approximately 2.1% were recorded in the global stock index futures markets during January and March from long positions in European, U.S., Japanese, and Australian equity index futures as prices trended higher on
       strong corporate earnings and solid economic data. In addition, Australian equity markets strengthened on higher commodity prices. Additional gains of approximately 1.1% were experienced in the metals market from long futures positions in copper, zinc, and nickel as base metals prices rallied throughout a majority of the year on strong global demand and on reports of falling inventories. As a result, copper and nickel prices rose to all-time record highs. Smaller gains of approximately 0.1% were achieved in the currency sector from short positions in the South African rand against the U.S. dollar as the rand trended lower during the second quarter amid falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high and on expectations that the country?s Gross Domestic Product growth will be weaker-than-expected. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.9% incurred in the global interest rate sector. In January, short and long positions in European, Australian, Canadian, and U.S. fixed-income futures incurred losses as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred from short positions in European interest rates as fixed-income prices reversed higher during the second quarter after weakness in the equity markets created strong demand for the safe-haven investments. European interest rates were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany falling for a fourth
       straight month. Additionally, in June, losses were
incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan will raise interest rates and end its ?zero-interest-rate? policy. Additional losses of approximately 0.4% were recorded in the agricultural complex from short futures positions in corn as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures incurred further losses in June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the agricultural complex, long positions in wheat futures incurred losses in June as prices reversed lower on positive weather forecasts in the U.S. wheat belt. Smaller losses, approximately 0.4%, were incurred from positions in the energy sector. In March, short futures positions in crude oil and its related products experienced losses as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $1,666,960 and expenses totaling $670,369, resulting in net income of $996,591 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit increased from $14.11 at March 31, 2005 to $14.42 at June 30,
2005.

The most significant trading gains of approximately 3.0% were recorded in the global interest rate sector from long positions in European interest rate futures. Price moved higher throughout the quarter amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. Additional gains of 1.1% were experienced in the currency markets during May and June from short positions in the euro and Swiss franc versus the U.S. dollar as the values of these currencies weakened in response to the European integration process, as well as the release of disappointing European economic data. Short foreign currency positions and long positions in the U.S. dollar index also benefited from an advancing U.S. dollar supported by China?s reluctance to move towards a flexible yuan-exchange rate, better-than-expected U.S. trade statistics, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains
       of approximately 0.7% were achieved in the global stock indices during May and June from long positions in European stock index futures as prices rose after weakness in European currencies, namely the euro, generated speculation for stronger European exports. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.1% in the energy markets during April and June from positions in crude oil and its related products, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed sharply lower in response to news of rising U.S. oil supplies.
Additional losses of approximately 0.4% were experienced in the agricultural markets from futures positions in corn. During April, long positions incurred losses as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Short positions held during May resulted in losses as prices increased due to weather-
       related concerns.  During June, newly established long positions returned losses as prices moved lower on news of increased supply. Smaller Partnership losses of approximately 0.3% were experienced in the metals markets from long futures positions in base metals during April and May, and short futures positions during June. During April and May, prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, prices reversed higher after the U.S. dollar temporarily weakened in the wake of a softer-than-expected U.S. employment report.

The Partnership recorded total trading results including interest income totaling $704,758 and expenses totaling $1,382,176, resulting in a net loss of $677,418 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $14.61 at December 31, 2004 to $14.42 at June 30, 2005.


The most significant trading losses of approximately 2.0% were recorded in the currency markets during the first quarter from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar. During January, short U.S. dollar positions versus the South African rand resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Additional losses resulted during January from long
       positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced due to the reluctance of the Chinese government to re-value the yuan. During February, short positions in the euro and Singapore dollar versus the U.S. dollar experienced losses as the U.S. dollar declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank currency reserves. Losses also resulted during March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index. Additional losses of approximately 0.8% were incurred in the energy markets primarily during the second quarter from positions in crude oil and its related products, and natural gas. During April, long positions incurred losses after prices reversed lower amid greater refinery production, slower demand growth, and weaker economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, losses stemmed from futures positions in crude oil and its related products, and natural gas. Short natural gas positions experienced losses as prices reversed higher on supply worries caused by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Partnership losses of approximately 0.7% were recorded in the agricultural markets throughout a majority of the year from positions in corn. During January, March, and April, long positions resulted in losses after prices declined amid a stronger U.S. dollar, technically-based selling, improved crop conditions, and reduced foreign demand. Short positions held during May resulted in losses as prices increased due to weather-related concerns. During June, newly established long positions incurred losses as prices moved lower on news of increased supply. Further losses of approximately 0.5% occurred in the metals markets from positions in base metals. During January, long positions incurred losses after prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. During April and May, long positions finished with losses after prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a stronger U.S. dollar. During June, short futures positions in base metals experienced losses as prices reversed higher. A portion of the Partnership?s losses was offset by gains of approximately 3.5% achieved in the global interest rate markets primarily during the second quarter from long positions in European interest rate futures as prices trended higher amid concerns for euro-zone economic growth, speculation for reductions in European interest rates by the European Central Bank, and rejections of a proposed European Union constitution. Additional Partnership gains of approximately 0.9% were recorded in the global stock index markets from long positions in European stock indices during February, May, and June. During February, equity prices moved higher amid successful elections in Iraq and lower-than-expected unemployment data out of the U.S. During the
       second quarter, prices rose after weakness in European currencies, namely the euro, generated speculation for stronger
European exports.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of
       ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The
       Partnership estimates VaR using a model based upon
historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $43 million and $45 million, respectively.

Primary Market            June 30, 2006        June 30, 2005
Risk Category             Value at Risk        Value at Risk

Interest Rate	(0.90)%             	(2.51)%

Equity 	(0.68)          	   (1.71)

Currency	(0.08)	(0.42)

Commodity	(0.24)	(0.49)

Aggregate Value at Risk	      (1.41)%	   (2.70)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.


Primary Market Risk Category        High      Low      Average
Interest Rate	(5.23)%	(0.90)%	(2.37)%
Equity	(2.07)	(0.68)	(1.61)
Currency	(0.29)	(0.08)	(0.16)
Commodity	(0.34)	(0.24)	(0.29)
Aggregate Value at Risk	            (5.31)%	(1.41)%	(3.10)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, New Zealand, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia and New
       Zealand.  Demeter anticipates that the G-7 countries?
interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (Britain), CAC 40 (France), NIKKEI 225 (Japan), DAX (Germany), SPI-200 (Australia), RUSSELL 2000 (U.S.), and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At June 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which
       disrupt the historical pricing relationships between
different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to the euro, Australian dollar, Norwegian krone, British pound, Japanese yen, and New Zealand dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2006, was to the markets that comprise these sectors. Most of the exposure was to the corn, cotton, live cattle, wheat, cocoa, feeder cattle, orange juice, lean hogs, coffee, and soybeans markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  At June 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2006, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in euros, British pounds, South African rand, Hong Kong dollars, Australian dollars, Swiss francs, New Zealand dollars, Japanese yen, and Norwegian krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

















       <table>
PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.



Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS

					SEC

Registration Statement on Form S-1  Units Registered     Effective Date      File Number


Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 6/30/06	       8,335,191.170
Units unsold through 6/30/06     8,164,808.830

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through June 30,
2006 was $118,353,311.

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

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
       pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2006         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.








1406: