Form 10-Q
period 2006-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2006-11-09
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes     X      No___________


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____   No    X




       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Nine Months Ended September 30, 2006 and 2005 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-43

Item 4.	Controls and Procedures	43


PART II. OTHER INFORMATION

Item 1A.Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	44-45

Item 5.	Other Information	45-46

Item 6.	Exhibits	46-47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
              	          2006       	     2005
	        $	     $
	    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	38,193,751	41,897,899
	Restricted cash	   3,371,449	     2,476,604

	     Total cash	   41,565,200	     44,374,503

	Net unrealized gain on open contracts (MS&Co.)	    1,409,034	     562,409
	Net unrealized gain (loss) on open contracts (MSIL)	        (99,830)	         40,229

	     Total net unrealized gain on open contracts	    1,309,204	        602,638

	     Total Trading Equity	42,874,404	44,977,141

Subscriptions receivable	257,546	295,999
Interest receivable (Morgan Stanley DW)	       176,396	        149,040

	     Total Assets	  43,308,346	  45,422,180

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	820,479	851,645
Accrued brokerage fees (Morgan Stanley DW)	163,329	171,976
Accrued management fees	         44,383	       46,733

	     Total Liabilities	    1,028,191 	  1,070,354

Partners? Capital

Limited Partners (2,691,818.283 and
     2,879,808.149 Units, respectively)	41,816,164	43,870,162
General Partner (29,868.331 and
     31,618.331 Units, respectively)	        463,991	      481,664

	     Total Partners? Capital	   42,280,155	 44,351,826

	     Total Liabilities and Partners? Capital	   43,308,346	  45,422,180

NET ASSET VALUE PER UNIT                                              	             15.53	              15.23

	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                           For the Three Months                     For the Nine Months
182:
  	           Ended September 30,    	     Ended September 30,

                               2006   	                 2005    	      2006   	    2005
                                    $	               $		         $	  $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   531,874		     372,764 		   1,511,914	         952,083

EXPENSES
	Brokerage fees (Morgan Stanley DW)	486,975	524,989	1,507,276		1,611,826
	Management fees	          132,328	     142,662	      409,584		      438,001

		   Total Expenses 	     619,303	     667,651	   1,916,860		    2,049,827

NET INVESTMENT LOSS 	    (87,429)	    (294,887)	    (404,946)		   (1,097,744)

TRADING RESULTS
Trading profit (loss):
	Realized	(444,056) 	995,275	602,107		1,069,229
	Net change in unrealized	    671,822	      199,861 	     706,566		           251,346

		  Total Trading Results	     227,766	    1,195,136	  1,308,673		     1,320,575

NET INCOME 	   140,337                900,249	     903,727		       222,831

NET INCOME ALLOCATION

	Limited Partners	138,813 	               889,595	892,997		218,938
	General Partner 	1,524	10,654	10,730		3,893


NET INCOME PER UNIT

	Limited Partners                                              	        0.05 	                    0.29 	 0.30		0.10
	General Partner                                               	        0.05 	                0.29    	 	0.30 	0.10






	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2004	3,396,827.138	49,068,822	542,796	49,611,618

Offering of Units	297,515.039	4,270,522	?  	4,270,522

Net Income                                                                ?   	  	218,938	3,893
	222,831

Redemptions	  (624,137.055)	 (8,942,149)	           ?   	 (8,942,149)

Partners? Capital,
	September 30, 2005	 3,070,205.122 	44,616,133	  546,689	  45,162,822




Partners? Capital,
	December 31, 2005	2,911,426.480	43,870,162	481,664	44,351,826

Offering of Units	224,512.277	3,490,516	?  	3,490,516

Net Income                                                                ?   	  	892,997	10,730
	903,727

Redemptions	  (414,252.143)	 (6,437,511)	          (28,403)  	 (6,465,914)

Partners? Capital,
	September 30, 2006	 2,721,686.614 	41,816,164	  463,991	  42,280,155








The accompanying notes are an integral part of these financial statements.
       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2006     	      2005
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	903,727	222,831
Noncash item included in net income:
		Net change in unrealized	(706,566)	(251,346)

(Increase) decrease in operating assets:
		Restricted cash	(894,845)	1,288,206
		Interest receivable (Morgan Stanley DW)	     (27,356)	(43,801)

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(8,647)	(13,930)
		Accrued management fees	       (2,350)	          (3,786)

Net cash provided by (used for) operating activities	  (736,037)	   1,198,174


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                                3,528,969
	4,561,169
Cash paid for redemptions of Units	   (6,497,080)	   (8,633,943)

Net cash used for financing activities	   (2,968,111)	    (4,072,774)

Net decrease in unrestricted cash	(3,704,148)	(2,874,600)

Unrestricted cash at beginning of period	   41,897,899	   44,914,117

Unrestricted cash at end of period	   38,193,751             	  42,039,517





	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	    Net Unrealized Gains
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$

Sep. 30, 2006	1,306,556	2,648	1,309,204    Mar. 2007		Dec. 2006
Dec. 31, 2005	581,983	20,655	602,638	    Mar. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $42,871,756 and $44,956,486 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.





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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $759,640 and expenses totaling $619,303, resulting in net income of $140,337 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $15.48 at June 30, 2006 to $15.53 at September 30, 2006.

The most significant trading gains of approximately 1.0% were recorded in the global interest rate sector, primarily during August, from long positions in U.S. and Japanese fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing weaker-than-expected U.S. economic data and soft inflation data. Additionally, Japanese fixed-income futures prices also climbed higher on weak economic data and reduced speculation of another interest rate hike by the Bank of Japan in the near-future. Additional gains of approximately 0.4% were recorded in the global stock index markets during August and September from long positions in U.S. and European equity index futures as U.S. stock prices moved higher on strong performance in the technology
       sector, solid corporate earnings, and a stronger-than-
expected increase in U.S. consumer confidence. Prices for European equity index futures also moved higher after government reports showed the Euro-Zone economy in the second quarter expanded at its fastest pace in five years and Germany?s Consumer Price Index increased in line with expectations. Gains of approximately 0.1% were recorded in the energy markets primarily during September from short positions in crude oil futures and its related products as prices dropped to a 10-month low amid the discovery of a large oil field in the Gulf of Mexico. Prices were also pressured lower after the U.S. Department of Energy reported an unexpected rise in domestic gasoline inventories and OPEC cut its demand forecast. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.0% in the agricultural markets during July from short positions in corn futures as prices increased on high demand and low inventories. Additional losses were experienced from newly established long positions in corn futures as prices reversed lower later in the month on favorable weather forecasts. Additional losses were incurred from both long and short positions in orange juice futures as prices moved without consistent direction amid conflicting data regarding supply and demand. Elsewhere in the agricultural complex, long positions in live cattle and lean hog futures incurred losses during July and September as prices declined on technically-based selling. Additional losses of approximately 0.2% were incurred in the
       currency markets, primarily during August, from long
positions in the euro versus the Australian dollar and U.S. dollar as the euro reversed lower after the European Central Bank decided to keep interest rates unchanged. Smaller losses of approximately 0.1% were incurred in the metals markets, during July and September, from long positions in copper futures as prices fell on concerns of decreasing demand amid an economic slowdown in China and weakness in the U.S. housing market.
Within the precious metals complex, long positions in gold and silver futures incurred losses as prices dropped amid news of a major mine expansion in South Africa and a stronger U.S. dollar.


The Partnership recorded total trading results including interest income totaling $2,820,587 and expenses totaling $1,916,860 resulting in net income of $903,727 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $15.23 at December 31, 2005 to $15.53 at September 30, 2006.

The most significant trading gains of approximately 2.5% were recorded in the global stock index markets primarily during January and March from long positions in U.S., European, and Japanese equity index futures as prices trended higher on strong corporate earnings and solid economic data. During August and September, gains were experienced from long positions in S&P 500 Index futures as prices closed at a five-and-a-half-year high
       after the U.S. Conference Board reported a stronger-than-
expected rebound in consumer confidence in September, while long positions in European equity index futures also experienced gains as prices were supported higher on merger and acquisition activity in the utility sector and solid corporate earnings. Further gains of approximately 1.0% were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in global demand. Smaller gains of approximately 0.2% were recorded in the global interest rate futures markets, during March and April, from short positions in U.S. and European fixed-income futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. During August, gains were recorded from long positions in U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing weaker-than-expected U.S. economic data and soft inflation data. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 1.4% in the agricultural markets, during July, from long positions in orange juice futures as prices moved lower after the U.S. Department of
       Agriculture reported an increase in orange juice
production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of the month on concerns regarding poor harvest due to hot weather and labor shortages. Within the energy markets, losses of approximately 0.3% were incurred during March from short futures positions in crude oil and its related products as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran.
Smaller losses of approximately 0.2% were recorded within the currency markets during February from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value was lifted by expectations for additional increases in U.S. interest rates. Further losses in the currency sector were incurred during March from short positions in the Swiss franc relative to the U.S. dollar as the value of the Swiss franc moved higher in tandem with a strong euro amid expectations that European interest rates would continue to rise. Finally, during August, losses were incurred from short positions in the Australian dollar versus the
       euro as the Australian dollar moved higher on expectations that the Reserve Bank of Australia would raise interest rates in the near-future.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $1,567,900 and expenses totaling $667,651, resulting in net income of $900,249 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $14.42 at June 30, 2005 to $14.71 at September 30, 2005.

The most significant trading gains of approximately 5.7% were recorded in the global stock indices sector, primarily during July and September, from long positions in Pacific Rim, European, and U.S. stock index futures. During July, profits were recorded as prices increased amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan.
 Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui,
       who said that the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European and U.S. stock index futures as equity prices rose amid declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 1.5% were recorded in the energy markets during August from long positions in natural gas and crude oil and its related products as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. In the agricultural markets, gains of approximately 0.3% were established during August and September from short futures positions in soybeans and its related products, corn, and coffee, as well as long futures positions in feeder cattle. During August, short futures positions in soybeans and its related products and corn benefited as prices for these commodities moved lower due to forecasts for supply increases spurred by moisture in parts of the U.S. growing regions. Additional sector gains resulted from short futures positions in coffee after prices trended lower amid news of lower global consumption and strong supply. During September, gains were recorded from long futures positions in feeder cattle, as well as from short futures positions in corn. Feeder cattle
       prices moved higher on technically-based buying and the release of a study by the University of Illinois which concluded that diets rich in animal proteins led to effective weight loss.
 Meanwhile, corn prices declined on reports of higher supply due to rain in the growing regions of the U.S. Midwest. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 4.1% in the global interest rate markets throughout the quarter from positions in European, U.S., and Japanese interest rate futures. During July, long positions in European and Japanese interest rate futures recorded losses as prices reversed lower during the month. European fixed-income prices declined amid strength in regional equity markets and news of terrorist attacks on the London transport network. Within the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in European and U.S. fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rates also rallied on growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. Positions in European interest rate futures incurred losses after prices moved without consistent direction throughout the month. Later in the quarter, newly established long positions in European and U.S. fixed-income futures incurred losses as prices weakened after measurements of Hurricane Katrina?s economic impact revealed that they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged. Smaller Partnership losses of approximately 0.7% were incurred in the currency markets primarily during August from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness.


The Partnership recorded total trading results including interest income totaling $2,272,658 and expenses totaling $2,049,827, resulting in net income of $222,831 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $14.61 at December 31, 2004 to $14.71 at September 30, 2005.

The most significant trading gains of approximately 6.7% were recorded in the global stock index markets primarily during the third quarter from long positions in Pacific Rim, European, and U.S. stock index futures. During July, profits were recorded as
       prices increased amid positive economic data out of the
U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe,
and Japan.   Finally, strong corporate earnings out of the
European Union and the U.S. resulted in optimistic investors sentiment and pushed prices higher. During September, long Japanese stock index futures positions experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said that the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European and U.S. stock index futures as equity prices rose amid declining oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Smaller Partnership gains of approximately 0.7% were recorded in the energy markets primarily during March and the third quarter from long futures positions in natural gas and crude oil related products. During March, energy prices were bolstered after OPEC oil ministers stated that there were no plans to raise output at the March 16 meeting. Also boosting prices was a report by the Energy Information Administration stating that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The
       weaker U.S. dollar value also triggered crude oil demand early in March from countries such as Japan and China. During the third quarter, profits were recorded as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 2.8% established in the currency markets primarily during the first and third quarters. During the first quarter, losses stemmed from long positions in the Singapore dollar versus the U.S. dollar as the U.S. dollar advanced further due to expectations that the Chinese government would announce postponement of Chinese yuan re-valuation for the foreseeable future. Additional losses resulted during January from positions in the U.S. dollar index, as well as positions in various foreign currencies versus the U.S. dollar, such as the British pound and Australian dollar. During January, short U.S. dollar positions versus the South African rand and euro resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in U.S. trade deficit data, and speculation for higher U.S. interest rates. Short positions in the Singapore dollar and euro versus the U.S. dollar also experienced losses during February as the U.S. dollar?s value declined amid news of disappointing U.S. economic data and proposed U.S. dollar reductions in foreign central bank
       currency reserves.  Currency sector losses resulted during
March from long positions in the Singapore dollar and euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the value of the U.S. dollar reversed sharply higher supported by market expectations for, and the eventual increase in the U.S. federal funds rate by the U.S. Federal Reserve. The value of the U.S. dollar strengthened further following the release of a larger-than-expected increase in February consumer prices. During the third quarter, losses were incurred from long U.S. dollar positions against the Singapore dollar, New Zealand dollar, and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Additional losses stemmed from short euro cross-rate positions against the Norwegian krone after the euro?s value moved higher in response to U.S. dollar weakness. Partnership losses of approximately 0.7% were recorded in the global interest rate markets from positions in U.S. interest rate futures. During August, short U.S. positions incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Prices for U.S. interest rate futures also rallied on growing speculation that the U.S. Federal Reserve would stop raising interest rates sooner than previously thought. Later, newly established long U.S. positions incurred losses as prices weakened after measurements of Hurricane Katrina?s economic
       impact revealed that they were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. In the metals markets, losses of approximately 0.4% occurred during the first quarter from long futures positions in base and precious metals as prices declined in response to strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Smaller losses of approximately 0.3% resulted in the agricultural markets from long futures positions in corn held during the first quarter after prices declined amid a stronger U.S. dollar and technically-based selling. Additional sector losses resulted from long futures positions in cocoa held during the third quarter as prices moved lower on new hopes for political stability in the Ivory Coast. Long futures positions in cotton experienced losses during May as prices moved lower on supply increases generated from plantings and crops unaffected by the touchdown of a hurricane in the U.S. growing regions.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-
       sensitive instruments is inherent to the primary business activity of the Partnership.
The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for
       such statements by the Private Securities Litigation Reform
Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have
       been exceeded once in 100 trading days, or one day in 100.
VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes.
The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005.
At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $42 million and $45 million, respectively.

Primary Market          September 30, 2006   September 30, 2005
Risk Category             Value at Risk        Value at Risk

Interest Rate	       (1.86)%      	(5.23)%

Equity 	          (1.42)	   (1.80)

Currency	(0.43)	(0.29)

Commodity	(0.33)	(0.33)

Aggregate Value at Risk	      (2.03)%	   (5.31)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could
       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.


Primary Market Risk Category        High      Low      Average
Interest Rate	(1.86)%	(0.90)%	(1.53)%
Equity	(2.07)	(0.68)	(1.52)
Currency	(0.43)	(0.08)	(0.20)
Commodity	(0.34)	(0.24)	(0.29)
Aggregate Value at Risk	(3.32)%	(1.41)%	(2.28)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2006 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Interest Rate.  The largest market exposure of the
Partnership at September 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the New Zealand, U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand.
Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock
       index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (Britain), DAX (Germany), CAC 40 (France), NASDAQ 100 (U.S.), NIKKEI 225 (Japan), RUSSELL 2000 (U.S.), Hang Seng (China), and SPI-200 (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2006, the Partnership?s major exposures were to the euro, Australian dollar, Norwegian krone, and New Zealand dollar currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not
       anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at September 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the wheat, soybeans, live cattle, cotton, feeder cattle, lean hogs, corn, orange juice, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Metals.  At September 30, 2006, the Partnership had
market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in British pounds, Japanese yen, Australian dollars, Norwegian krone, Canadian dollars, euros, Hong Kong dollars, South African rand, Swiss francs, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June
30, 2006.



Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 9/30/06	       8,399,193.841
Units unsold through 9/30/06     8,100,806.159

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2006 was $119,337,065.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

       On November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2006       By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.


















?