Form 10-Q
period 2007-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2007-05-14
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2007 and 2006 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	14-24

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	24-38

Item 4.	Controls and Procedures	38

Item 4T.	Controls and Procedures	38


PART II. OTHER INFORMATION

Item 1A.Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	39-40

Item 6.	Exhibits	40


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     March 31,	     December 31,
                	          2007       	     2006
	        $	     $
	    (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	34,951,250	36,518,808
	Restricted cash	   1,983,396	     3,363,695

	     Total cash	   36,934,646	     39,882,503

	Net unrealized gain on open contracts (MS&Co.)	    579,513	     1,135,527
	Net unrealized gain on open contracts (MSIL)	      269,748	         56,239

	     Total net unrealized gain on open contracts	       849,261	    1,191,766

	     Total Trading Equity	37,783,907	41,074,269

Subscriptions receivable	332,277	224,965
Interest receivable (Morgan Stanley DW)	       170,411	        179,223

	     Total Assets	  38,286,595	  41,478,457

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,015,226	919,278
Accrued brokerage fees (Morgan Stanley DW)	147,202	158,727
Accrued management fees	        40,000	       43,132

	     Total Liabilities	   1,202,428 	  1,121,137

Partners? Capital

Limited Partners (2,452,042.453 and
     2,558,814.213 Units, respectively)	36,687,090	39,917,674
General Partner (26,539.331 and
     28,182.331 Units, respectively)	       397,077	      439,646

	     Total Partners? Capital	  37,084,167	 40,357,320
	     Total Liabilities and Partners? Capital	   38,286,595	  41,478,457
NET ASSET VALUE PER UNIT                                              	            14.96	              15.60

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	    	      For the Quarters Ended March 31,


                                                                         		            2007    	      2006
                                                                               	                         $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    495,331			      459,522

EXPENSES
	Brokerage fees (Morgan Stanley DW)		453,997	508,789
	Management fees	      	      123,368	    138,257

	     Total Expenses		    577,365	   647,046

NET INVESTMENT LOSS	                                           (82,034)	     (187,524)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,203,293)	512,140
	Net change in unrealized		    (342,505)	     884,861

         Total Trading Results		  (1,545,798)	  1,397,001


NET INCOME (LOSS) 	                                                             (1,627,832)	   1,209,477


NET INCOME (LOSS)  ALLOCATION

	Limited Partners       	                                                           (1,609,842)     	   1,196,223
	General Partner                                                                        (17,990)		 13,254

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                                           (0.64) 	 0.42
	General Partner                                                                            (0.64)  	 0.42





	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2005	2,911,426.480	43,870,162	481,664	44,351,826

Offering of Units	83,316.190	1,287,302	?   	1,287,302

Net Income                                                                ?   	  	1,196,223	13,254	1,209,477

Redemptions	  (168,401.185)	 (2,608,220)	     ?      	 (2,608,220)

Partners? Capital,
	March 31, 2006	 2,826,341.485	  43,745,467	  494,918	 44,240,385



Partners? Capital,
	December 31, 2006	2,586,996.544	39,917,674	439,646	40,357,320

Offering of Units	60,856.470	926,650	?   	926,650

Net Loss                                                                ?   	  	(1,609,842)	(17,990)	(1,627,832)

Redemptions	  (169,271.230)	 (2,547,392)	 (24,579)	 (2,571,971)

Partners? Capital,
	March 31, 2007	 2,478,581.784	  36,687,090	  397,077	 37,084,167






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(1,627,832)	1,209,477
Noncash item included in net income (loss):
		Net change in unrealized	342,505	(884,861)

(Increase) decrease in operating assets:
		Restricted cash	1,380,299	(1,374,951)
		Interest receivable (Morgan Stanley DW)	8,812	     (20,122)

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(11,525)	(3,220)
		Accrued management fees	          (3,132)	              (875)

Net cash provided by (used for) operating activities	         89,127	   (1,074,552)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                             	819,338	1,151,468
Cash paid for redemptions of Units	    (2,476,023)	   (2,303,658)

Net cash used for financing activities	   (1,656,685)	   (1,152,190)

Net decrease in unrestricted cash	(1,567,558)	(2,226,742)

Unrestricted cash at beginning of period	   36,518,808	   41,897,899

Unrestricted cash at end of period	           34,951,250	      39,671,157






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW
(through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

needed. Effective April 1, 2007, MS&Co. pays the Partnership interest income on 100% of the funds on deposit with the commodity brokers at month-end at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanely DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 100% of the month?s average daily Net Assets at a rate equal to a prevailing rate on U.S. Treasury bills.

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
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a
component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	    Net Unrealized Gains
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$

Mar. 31, 2007	849,261	-	849,261	    Sep. 2007            -
Dec. 31, 2006	1,191,766	-	1,191,766	    Jun. 2007	            -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW
(through March 31, 2007), MS&Co., and MSIL act as the futures


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $37,783,907 and $41,074,269 at March 31, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(1,050,467) and expenses totaling $577,365, resulting in a net loss of $1,627,832 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $15.60 at December 31, 2006 to $14.96 at March 31, 2007.

The most significant trading losses of approximately 2.1% were recorded within the global stock index sector primarily during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Smaller losses in the global stock index futures markets were experienced during March from newly established short positions in Japanese equity index futures as prices drifted higher on investor sentiment that
       markets had been oversold in recent weeks.  Additional losses of approximately 1.7% were experienced in the global interest rate futures markets primarily during February and early March from short positions in German, U.S., and Australian fixed-income futures as prices moved higher in a worldwide flight to quality due to the aforementioned factors that affected the global equity markets. Further losses were experienced in late March from newly established long positions in German and U.S. interest rate futures as prices declined later in the month amid reduced demand for the ?safe-haven? of fixed-income investments.
 Furthermore, German interest rate futures prices were pressured lower on strong economic data out of Germany, while U.S. interest rate futures prices declined after a stronger than expected government jobs report. Smaller losses of approximately 0.8% were incurred in the currency sector during January and March from long positions in the euro versus the Norwegian krone as the value of the Norwegian krone strengthened relative to most of its major rivals after stronger than expected economic data was reported out of Norway. Meanwhile, losses were recorded during January from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the month. Additional losses in the currency markets were experienced from long positions in the Mexican peso versus the U.S. dollar during January and February as the value of the U.S. dollar moved higher on speculation that the U.S. Federal Reserve
       would not cut interest rates in the near-term.  In
addition, the value of the Mexican peso was pulled lower in tandem with falling U.S. equity markets. Elsewhere in the currency markets, losses were recorded during January and March from both short and long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar moved without consistent direction. Finally, losses of approximately 0.7% were recorded in the agricultural markets during January from short positions in lean hog futures as prices increased on worries that freezing temperatures might negatively impact supply. Losses were also experienced in this sector during March from both short and long positions in lean hog futures as prices moved without consistent direction throughout a majority of the month. Elsewhere in the agricultural complex, long positions in orange juice futures resulted in losses during January as prices declined on technically-based selling. During February, additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher due to freezing weather across much of the growing regions of the United States. Meanwhile, long positions in corn futures resulted in losses as prices dropped in early January after the U.S. announced plans to seek additional sources for alternative fuels. During March, long positions in corn futures resulted in losses as prices fell after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. A portion of the Partnership?s
       losses for the quarter was offset by gains of
approximately 0.6% in the metals sector, primarily during January from short positions in copper futures as prices weakened due to an overabundance in supply by producer countries. Further gains were recorded from long positions in copper futures during March as prices moved higher on news that China?s industrial production had increased at a strong pace in January and February.
Elsewhere in the metals markets, gains were recorded during February and March from long positions in nickel futures as prices moved higher on speculation that low stockpiles and supply disruptions would create a supply shortage in the future.
Smaller gains were experienced during March from short positions in gold and silver futures as prices moved lower on technically-based selling. Additional gains of approximately 0.5% were experienced in the energy markets primarily during March from long futures positions in Brent crude oil, gasoline, and gas oil as prices increased after data indicated higher U.S. fuel consumption. In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Finally, prices rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $1,856,523 and expenses totaling $647,046, resulting in net income of $1,209,477 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $15.23 at December 31, 2005, to $15.65 at March 31, 2006.

The most significant trading gains of approximately 4.0% were recorded in the global stock index futures markets during January and March from long positions in European, U.S., and Japanese stock index futures as prices trended higher on strong corporate earnings and solid economic data. Additional gains of approximately 0.5% were experienced in the metals markets, during January and March, from long futures positions in copper and zinc as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Smaller gains of approximately 0.1% were experienced in the agricultural markets, primarily during February from long positions in wheat and corn futures as prices advanced on supply concerns caused by severe drought conditions in U.S. growing regions. Elsewhere in the agricultural markets, short futures positions in live cattle and feeder cattle resulted in gains, also during February, as prices moved lower on new concerns regarding Mad Cow Disease. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.7% in the currency sector during February from short positions in the euro versus the U.S. dollar, as well as from outright short positions in the U.S. dollar index, after the U.S. dollar?s value was lifted by expectations for additional increases in U.S. interest rates. Further losses in the currency sector were incurred during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. The value of the euro then reversed lower against the U.S. dollar towards the second half of the month amid negative economic data regarding European consumer spending, resulting in losses from newly established long positions. Within the global interest rate sector, losses of approximately 0.5% were experienced, primarily during January, from both long and short positions in European, Australian, Canadian, and U.S. fixed-income futures as prices moved without consistent direction amid uncertainty regarding the interest rate policy in respective countries. Losses of approximately 0.5% were also experienced in the energy markets from long futures positions in crude oil and its related products as prices declined during February after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil and unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

       The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of
       1995 (set forth in Section 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
       typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $37 million and $44 million, respectively.

Primary Market           March 31, 2007       March 31, 2006
Risk Category             Value at Risk        Value at Risk

Interest Rate	           (1.54)%  	(1.65)%

Equity 	          (0.46)	   (1.90)

Currency	(0.42)	(0.19)

Commodity	(0.36)	(0.34)

Aggregate Value at Risk	      (1.80)%	   (3.32)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.88)%	(0.90)%	(1.54)%
Equity	(1.42)	(0.46)	(0.97)
Currency	(0.43)	(0.08)	(0.30)
Commodity	(0.42)	(0.24)	(0.34)
Aggregate Value at Risk	(2.43)%	(1.41)%	(1.92)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above
       or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. Exposure was primarily spread across the New Zealand, European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector, primarily
       to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), CAC 40 (France), FTSE 100 (United Kingdom), SPI 200 (Australian), S&P 500 (U.S.), NIKKEI 225 (Japan), IBEX 35 (Spain), NASDAQ 100 (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Australian, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at March 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the sugar, live cattle, lean hogs, soybean meal, feeder cattle, corn, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. At March 31, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The
       Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, Australian dollars, New Zealand dollars, British pounds,
Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum
       margin to be committed to positions in any one market sector or market-sensitive instrument.

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


Item 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.



Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS

           <caption
				SEC
Registration Statement on Form S-1  Units Registered     Effective Date      File Number
Initial Registration	2,000,000.000	         September 15, 1994    33-80146
Additional Registration	5,000,000.000	       January 31, 1996         333-00494
Additional Registration	1,000,000.000	       April 30, 1996             333-03222
Additional Registration	3,000,000.000	      February 28, 2000      333-90475
Additional Registration	  5,500,000.000	     April 28, 2003               333-104002
   Total Units Registered       16,500,000.000

Units sold through 3/31/07	       8,493,980.436
Units unsold through 3/31/07     8,006,019.564

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2007, was $120,794,214.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2007            By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.