Form 10-Q
period 2007-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2007-08-13
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3782232
(State or other jurisdiction of			 	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY	 						         10036
(Address of principal executive offices)	  	       (Zip Code)

Registrant's telephone number, including area code     (212) 296-1999













(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the r
egistrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
 Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2007 and 2006 (Unaudited)..	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	13-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	26-39

Item 4.	Controls and Procedures	39-40

Item 4T.	Controls and Procedures	40


PART II. OTHER INFORMATION

Item 1A.Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	41-42

Item 6.	Exhibits	42



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	     June 30,	     December 31,
          	          2007       	     2006
	        $	     $
	    (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	34,995,589	36,518,808
	Restricted cash	     2,426,662	     3,363,695

	     Total cash	   37,422,251	     39,882,503

	Net unrealized gain on open contracts (MS&Co.)	1,048,078   	     1,135,527
	Net unrealized gain on open contracts (MSIL)	          47,425	         56,239

	     Total net unrealized gain on open contracts	     1,095,503	    1,191,766

	     Total Trading Equity	38,517,754	41,074,269

Subscriptions receivable	281,410	224,965
Interest receivable (MS&Co.)	        146,311	        179,223

	     Total Assets	    38,945,475	  41,478,457

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	577,668	919,278
Accrued brokerage fees (MS&Co.)	147,746	158,727
Accrued management fees	         40,149	       43,132

	     Total Liabilities	       765,563 	  1,121,137

Partners? Capital

Limited Partners (2,392,260.928 and
       2,558,814.213 Units, respectively)	37,760,998	39,917,674
General Partner (26,539.331 and
       28,182.331 Units, respectively)	       418,914	      439,646

	     Total Partners? Capital	   38,179,912	 40,357,320
	     Total Liabilities and Partners? Capital	   38,945,475	  41,478,457
NET ASSET VALUE PER UNIT                                              	            15.78	              15.60

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

         For the Three Months	   For the Six Months
182:
       Ended June 30,    	                       Ended June 30,

                2007   	    2006    	      2007   	    2006
                   $	         $	         $	       $
INVESTMENT INCOME
	Interest income (MS&Co.)                                     459,202		    520,518	  	    954,533	    980,040

EXPENSES
	Brokerage fees (MS&Co.)	435,148	511,512	889,145		1,020,301
	Management fees	     118,248	    138,999     	     241,616		      277,256

		   Total Expenses 	     553,396	    650,511	  1,130,761		   1,297,557

NET INVESTMENT LOSS 	      (94,194)	   (129,993)	    (176,228)		    (317,517)

TRADING RESULTS
Trading profit (loss):
	Realized	1,882,168	534,023 	678,875		1,046,163
	Net change in unrealized	     246,242	    (850,117)	     (96,263)		       34,744

		  Total Trading Results	  2,128,410	    (316,094) 	    582,612	 	   1,080,907

NET INCOME (LOSS)	  2,034,216	               (446,087)  	   406,384	        	     763,390

NET INCOME (LOSS) ALLOCATION

	Limited Partners	         2,012,379          	(442,039)	                402,537          	754,184
	General Partner 	21,837	(4,048)	3,847		9,206


NET INCOME (LOSS) PER UNIT

	Limited Partners                                               	    0.82	 (0.17)    	  0.18             	0.25       		 	(0.19)
	General Partner                                               	    0.82	 (0.17)    	  0.18              	0.25       		 	(0.19)






	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2005	2,911,426.480	43,870,162	481,664	44,351,826

Offering of Units	160,509.606	2,506,762	?   	2,506,762

Net Income                                                                ?   	  	754,184	9,206
	763,390

Redemptions	                                                (307,178.908)	 (4,785,443)	  (28,403)	 (4,813,846)

Partners? Capital,
	June 30, 2006	 2,764,757.178	  42,345,665	  462,467	 42,808,132



Partners? Capital,
	December 31, 2006	2,586,996.544	39,917,674	439,646	40,357,320

Offering of Units	120,744.768	1,862,418	?    	1,862,418

Net Income                                                                ?   	  	402,537	3,847
	406,384

Redemptions	                                                (288,941.053)	 (4,421,631)	  (24,579)	 (4,446,210)

Partners? Capital,
	June 30, 2007	 2,418,800.259	  37,760,998	  418,914	 38,179,912




The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	406,384	763,390
Noncash item included in net income:
		Net change in unrealized	96,263	(34,744)

(Increase) decrease in operating assets:
		Restricted cash	937,033	522,210
		Interest receivable (MS&Co.)	32,912	     (19,958)

Decrease in operating liabilities:
		Accrued brokerage fees (MS&Co.)	(10,981)	(3,669)
		Accrued management fees	          (2,983)	              (997)

Net cash provided by operating activities	    1,458,628	     1,226,232


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                             	1,805,973	2,348,711
Cash paid for redemptions of Units	   (4,787,820)	   (5,071,847)

Net cash used for financing activities	    (2,981,847)	   (2,723,136)

Net decrease in unrestricted cash	(1,523,219)	(1,496,904)

Unrestricted cash at beginning of period	   36,518,808	   41,897,899

Unrestricted cash at end of period	           34,995,589	      40,400,995






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 100% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co.



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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


	    Net Unrealized Gains
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$

Jun. 30, 2007	1,095,503	-	1,095,503	    Dec. 2007	            -
Dec. 31, 2006	1,191,766	-	1,191,766	    Jun. 2007	            -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $38,517,754 and $41,074,269 at June 30, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?.
Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $2,587,612 and expenses totaling $553,396, resulting in net income of $2,034,216 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $14.96 at March 31, 2007, to $15.78 at June 30,
2007.

The most significant trading gains of approximately 2.8% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices moved lower amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year.
Elsewhere in the interest rate futures markets, gains were recorded from short positions in Japanese government bonds primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Further gains of approximately 2.1% were experienced in the global stock index sector during April and May from long positions in U.S. and German equity index
       futures as prices moved higher on continued strong
corporate earnings and increased merger and acquisition activity.
 In addition, prices were pressured higher amid strong U.S. retail sales data as well as rising consumer sentiment in the Euro-Zone. Within the metals markets, gains of approximately 0.6% were experienced primarily during April from long positions in nickel and copper futures as prices increased after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Additional gains were recorded from newly established short positions in nickel futures during June as prices reversed lower on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in smaller gains during June as prices fell amid speculative selling. Smaller gains of approximately 0.2% were recorded in the energy markets primarily during April from long futures positions in gasoline as prices moved higher amid concerns of supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.3% experienced in the agricultural markets during May from both short and long futures positions in lean hogs, feeder cattle, and live cattle as prices moved without consistent direction. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May and early June as prices moved
       higher amid lower production and increased demand for alternative fuel sources.

The Partnership recorded total trading results including interest income totaling $1,537,145 and expenses totaling $1,130,761, resulting in net income of $406,384 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $15.60 at December 31, 2006, to $15.78 at June 30, 2007.

The most significant trading gains of approximately 1.2% were experienced in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Further gains were recorded from newly established short positions in nickel futures as prices reversed lower during June on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling. Additional gains of approximately 1.1% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom.
       Elsewhere in the global interest rate futures markets, gains were recorded from short positions in Japanese government bond futures primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Smaller gains of approximately 0.6% were recorded in the energy markets during March and April from long futures positions in gasoline and Brent crude oil as prices increased amid concerns of rising geopolitical tension in the Middle East and supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.9% recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices reversed higher in May and early June amid lower production and increased demand for alternative fuel sources. Additional losses of approximately 0.6% were incurred in the currency sector from long positions in the Mexican peso versus the U.S. dollar during January, February, and June as the value of the Mexican peso weakened leading up to and after the Bank of Mexico?s decision to hold its benchmark rate at 7.25%. Elsewhere, long positions in the euro versus the Norwegian krone resulted in losses primarily during January and
       May.  Lastly, losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the year.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $204,424 and expenses totaling $650,511, resulting in a net loss of $446,087 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $15.65 at March 31, 2006, to $15.48 at June 30,
2006.

The most significant trading losses of approximately 1.9% were recorded in the global stock index futures markets, primarily during May, from long positions in U.S., European, and Asian stock index futures as prices reversed lower amid inflation fears and uncertainty regarding global interest rate policy. Within the Asian equity index markets, prices were also negatively affected by investors? concern that a global economic slowdown would negatively affect the export-driven economies of Japan and Hong Kong. Additional losses of approximately 0.5% were incurred in the agricultural complex in May from short futures positions in corn as prices moved higher on news of strong demand and bullish export data. Newly established long positions in corn futures
       also incurred losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the agricultural markets, long positions in wheat futures incurred losses in June as prices reversed lower due to positive weather forecasts in the U.S. wheat belt. Smaller losses of approximately 0.4% were incurred in the global interest rate sector from short positions in European interest rates as fixed-income prices moved higher during May after weakness in the equity markets created strong demand for the safe-haven investments. European interest rates were also pushed higher after the May ?ZEW? Institute survey showed investor confidence in Germany falling for a fourth straight month. Additionally, in June, losses were incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan would raise interest rates and end its ?zero-interest-rate? policy. A portion of the Partnership?s losses in the second quarter was offset by gains achieved in the currency sector of approximately 0.8% from short positions in the U.S. dollar index as well as short positions in the U.S. dollar relative to the euro. In April, the U.S. dollar moved lower on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S.
       Federal Reserve might be near the end of its interest rate tightening campaign. The U.S. dollar continued to trend lower against its major rivals in May on slower than expected U.S. Gross Domestic Product growth and geopolitical tensions between the U.S. and Iran regarding Iran?s uranium enrichment program. Additional gains in the currency sector were recorded from short positions in the South African rand versus the U.S. dollar as the rand trended lower amid falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high, and expectations that the country?s Gross Domestic Product growth would be weaker than previously. Smaller gains, approximately 0.6%, were experienced in the metals markets from long futures positions in copper, zinc, and nickel as prices trended higher in April and early May on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories.

The Partnership recorded total trading results including interest income totaling $2,060,947 and expenses totaling $1,297,557, resulting in net income of $763,390 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $15.23 at December 31, 2005, to $15.48 at June 30, 2006.

The most significant trading gains of approximately 2.1% were recorded in the global stock index futures markets during January
       and March from long positions in European, U.S., Japanese, and Australian equity index futures as prices trended higher on strong corporate earnings and solid economic data. In addition, Australian equity markets strengthened on higher commodity prices. Additional gains of approximately 1.1% were experienced in the metals market from long futures positions in copper, zinc, and nickel as base metals prices rallied throughout a majority of the year on strong global demand and on reports of falling inventories. As a result, copper and nickel prices rose to all-time record highs. Smaller gains of approximately 0.1% were achieved in the currency sector from short positions in the South African rand against the U.S. dollar as the rand trended lower during the second quarter amid falling commodities prices, news that South Africa?s Current-Account deficit widened to a 24-year high and expectations that the country?s Gross Domestic Product growth would be weaker than previously. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.9% incurred in the global interest rate sector. In January, short and long positions in European, Australian, Canadian, and U.S. fixed-income futures incurred losses as prices moved without consistent direction amid uncertainty regarding the future of global interest rate policy. Additional losses were incurred from short positions in European interest rates futures as fixed-income futures prices reversed higher during the second quarter after weakness in the equity markets created strong demand for the safe-haven investments.
       European interest rates were also pushed higher after the
May ?ZEW? Institute survey showed investor confidence in Germany falling for a fourth straight month. Additionally, in June, losses were incurred from long positions in Japanese interest rate futures as prices fell on speculation that the Bank of Japan would raise interest rates and end its ?zero-interest-rate? policy. Additional losses of approximately 0.4% were recorded in the agricultural complex from short futures positions in corn as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures incurred further losses in June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the agricultural complex, long positions in wheat futures incurred losses in June as prices reversed lower on positive weather forecasts in the U.S. wheat belt. Smaller losses, approximately 0.4%, were incurred from positions in the energy sector. In March, short futures positions in crude oil and its related products experienced losses as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical
       simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes.
The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $38 million and $43 million, respectively.

Primary Market            June 30, 2007        June 30, 2006
Risk Category             Value at Risk        Value at Risk

Equity 	          (1.47)%	   (0.68)%

Interest Rate	             (0.86)	(0.90)

Currency	(0.17)	(0.08)

Commodity	(0.39)	(0.24)

Aggregate Value at Risk	      (1.69)%	   (1.41)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category        High      Low      Average
Equity	(1.47)%	(0.46)%	(1.17)%
Interest Rate	(1.88)	(0.86)	(1.53)
Currency	(0.43)	(0.17)	(0.32)
Commodity	(0.42)	(0.33)	(0.37)
Aggregate Value at Risk	(2.43)%	(1.69)%	(1.99)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
 This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), S&P 500 (U.S.), DAX (Germany), CAC 40 (France), NIKKEI 225 (Japan), SPI-200 (Australian), NASDAQ 100 (U.S.), IBEX 35 (Spain), RUSSELL 2000 (U.S.), and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Australian, and Asian stock indices. Static markets would not
       cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is
       to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to the Australian dollar, New Zealand dollar, euro, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at June 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, lean hogs, soybean meal, live cattle, cotton, corn, orange juice, and coffee markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. At June 30, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros,
       British pounds, Australian dollars, Japanese yen,
Swiss francs, Norwegian kroner, South African rand, Hong Kong dollars, New Zealand dollars, and Canadian dollars.
The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2007.


Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date
File Number


Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 6/30/07	       8,553,868.734
Units unsold through 6/30/07   __7,946,131.266

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through June 30,
2007, was $121,729,982.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2007         By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.