Form 10-Q
period 2007-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2007-11-13
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Nine Months Ended September 30, 2007 and 2006 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)	5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006	6

		Notes to Financial Statements (Unaudited)	7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	15-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	29-43

Item 4.	Controls and Procedures	43

Item 4T.	Controls and Procedures	44


PART II. OTHER INFORMATION

Item 1A.Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	45-46

Item 5.	Other Information	46

Item 6.	Exhibits	46



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    September 30,	     December 31,
          	          2007       	     2006
	        $	     $
	    (Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	33,564,745	36,518,808
	Restricted cash	     2,239,509	     3,363,695

	     Total cash	    35,804,254	     39,882,503

	Net unrealized gain on open contracts (MS&Co.)	1,582,486   	     1,135,527
	Net unrealized gain (loss) on open contracts (MSIP)	         (43,797)	         56,239

	     Total net unrealized gain on open contracts	      1,538,689	    1,191,766

	     Total Trading Equity	    37,342,943	41,074,269

Interest receivable (MS&Co.)	         120,402	        179,223
Subscriptions receivable	           68,905	        224,965

	     Total Assets	    37,532,250	  41,478,457

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	584,522	919,278
Accrued brokerage fees (MS&Co.)	140,446	158,727
Accrued management fees	         38,165	       43,132

	     Total Liabilities	       763,133 	  1,121,137

Partners? Capital

Limited Partners (2,303,417.037 and
  2,558,814.213 Units, respectively)	36,369,952	39,917,674
General Partner (25,280.331 and
       28,182.331 Units, respectively)	      399,165	      439,646

	     Total Partners? Capital	   36,769,117	 40,357,320
	     Total Liabilities and Partners? Capital	   37,532,250	  41,478,457
NET ASSET VALUE PER UNIT                                              	             15.79	              15.60

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                   For the Three Months	                           For the Nine Months
  	             Ended September 30,    	         Ended September 30,

                                2007   	                 2006    	      2007   	    2006
                                   $	                $		        $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)                               	    429,130		    531,874	  	   1,383,663	     1,511,914

EXPENSES
	Brokerage fees (MS&Co.)	426,425	486,975	    1,315,570	1,507,276
	Management fees	    115,875	     132,328     	   357,491	        409,584

		   Total Expenses 	    542,300	     619,303	   1,673,061	    1,916,860

NET INVESTMENT LOSS 	    (113,170)	      (87,429)	   (289,398)		      (404,946)

TRADING RESULTS
Trading profit (loss):
	Realized	(341,309)	(444,056) 	337,566		602,107
	Net change in unrealized	    443,186	     671,822	    346,923		       706,566

		  Total Trading Results	     101,877	     227,766 	    684,489	 	    1,308,673

NET INCOME (LOSS)	     (11,293)	               140,337  	    395,091	        	       903,727

NET INCOME (LOSS) ALLOCATION

	Limited Partners	                (11,084)   	138,813	                391,453	          	892,997
	General Partner 	(209)	1,524	3,638		10,730


NET INCOME PER UNIT

	Limited Partners                          	    0.01	 0.05                      0.19         	0.30       		 	(0.19)
	General Partner                            	    0.01	 0.05                      0.19   		0.30       		 	(0.19)


			                                                                Units	Units   	    Units       	      Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                       2,375,485.981	2,752,267.415     2,455,398.767		2,806,567.744       		 	(0.19)




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2005	2,911,426.480	43,870,162	481,664	44,351,826

Offering of Units	224,512.277	3,490,516	?  	3,490,516

Net Income                                                                ?   	  	892,997	10,730	903,727

Redemptions	  (414,252.143)	 (6,437,511)	          (28,403)  	 (6,465,914)

Partners? Capital,
	September 30, 2006	 2,721,686.614 	41,816,164	  463,991	  42,280,155





Partners? Capital,
	December 31, 2006	2,586,996.544	39,917,674	439,646	40,357,320

Offering of Units	143,737.827	2,217,148	?  	2,217,148

Net Income                                                                ?   	  	391,453	3,638	395,091

Redemptions	  (402,037.003)	 (6,156,323)	          (44,119)  	 (6,200,442)

Partners? Capital,
	September 30, 2007	 2,328,697.368 	36,369,952	  399,165	  36,769,117






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2007     	      2006
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	395,091	903,727
Noncash item included in net income:
		Net change in unrealized	(346,923)	(706,566)

(Increase) decrease in operating assets:
		Restricted cash	1,124,186	(894,845)
		Interest receivable (MS&Co.)	58,821	     (27,356)

Decrease in operating liabilities:
		Accrued brokerage fees (MS&Co.)	(18,281)	(8,647)
		Accrued management fees	          (4,967)	           (2,350)

Net cash provided by (used for) operating activities	    1,207,927	       (736,037)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                             	2,373,208	3,528,969
Cash paid for redemptions of Units	   (6,535,198)	   (6,497,080)

Net cash used for financing activities	   (4,161,990)	   (2,968,111)

Net decrease in unrestricted cash	           (2,954,063)	(3,704,148)

Unrestricted cash at beginning of period	   36,518,808	   41,897,899

Unrestricted cash at end of period	          33,564,745	      38,193,751






	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
 Gain/(Loss)

$
%
$
%
$

September 30, 2007, Partnership Net Assets:   $36,769,117



<<s>
Commodity
        98,458
        0.27
      57,000
        0.16
 155,458
Equity
    409,985
        1.11
 ?
           ?
409,985
Foreign currency
      109,296
        0.30
    202,386
        0.55
311,682
Interest rate
        96,213
        0.26
        8,305
        0.02
   104,518






     Grand Total:
      713,952
        1.94
    267,691
        0.73
  981,643

     Unrealized Currency Gain





   577,046

     Total Net Unrealized Gain per Statement of Financial Condition



 1,538,689







December 31, 2006, Partnership Net Assets:   $40,357,320









Commodity
        65,101
        0.16
     127,695
        0.32
 192,796
Equity
    269,904
        0.66
 ?
           ?
269,904
Foreign currency
      (30,000)
       (0.07)
       (7,613)
       (0.02)
(37,613)
Interest rate
      (41,078)
       (0.10)
    371,009
        0.92
   329,931






     Grand Total:
     263,927
        0.65
    491,091
        1.22
  755,018

     Unrealized Currency Gain





   436,748

     Total Net Unrealized Gain per Statement of Financial Condition



1,191,766









The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. SSARIS Advisors, LLC (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 100% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bills discount rate during such month. The Partnership pays brokerage fees to MS&Co.

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:








       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


	    Net Unrealized Gains
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$

Sep. 30, 2007	1,538,689	-	1,538,689	    Mar. 2008	-
Dec. 31, 2006	1,191,766	-	1,191,766	    Jun. 2007	            -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $37,342,943 and $41,074,269 at September 30, 2007, and December
31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $531,007 and expenses totaling $542,300, resulting in a net loss of $11,293 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $15.78 at June 30, 2007, to $15.79 at September 30, 2007. The net asset value per Unit increased despite the Partnership?s net loss for the period since the net loss per Unit amount incurred in July was less than the total net income per Unit amount incurred in August and September because the net income in August and September was spread over a smaller number of Units due to redemptions decreasing the Partnership?s total number of Units each month.

The most significant trading gains of approximately 2.4% were recorded in the global interest rate sector primarily during August from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. During September, smaller gains were recorded from long positions in U.S. interest rate futures as prices moved higher leading up to and after the
       U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. Further gains of approximately 0.8% were experienced in the currency sector during August from long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar moved higher against the New Zealand dollar after the Australian Bureau of Statistics reported that retail sales in Australia climbed more than expected in July. Additional gains were recorded during September from outright short positions in the U.S. Dollar Index, as well as long positions in the euro and British pound versus the U.S. dollar, as the value of the U.S. dollar moved lower relative to most of its major rivals amid the aforementioned interest rate cut by the U.S. Federal Reserve. Furthermore, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term in order to spur economic growth. Lastly, short positions in the euro versus the Norwegian krone resulted in gains during September as the value of the Norwegian krone moved higher in tandem with rising energy prices. Smaller gains of approximately 0.1% were recorded in the energy markets primarily during July from long futures positions in Brent crude oil as prices moved higher amid worries that supplies of European North Sea oil would dwindle. A majority of the Partnership?s gains in the third quarter was offset by losses of approximately 2.9% experienced in the global stock index sector primarily during July and August from long positions in European and U.S. equity
       index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Further losses of approximately 0.3% were incurred in the agricultural markets primarily during August from long positions in live cattle futures as prices fell amid concerns that a decline in the U.S. economy and further losses in the equity markets would cause a decline in consumer demand. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during August as prices increased amid fears that persistent dry weather in global growing regions would significantly decrease supply. Smaller losses of approximately 0.1% were recorded in the metals markets primarily during August from both short and long positions in copper and zinc futures as prices moved without consistent direction amid conflicting data regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $2,068,152 and expenses totaling $1,673,061, resulting in net income of $395,091 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $15.60 at December 31, 2006, to $15.79 at September 30, 2007.

The most significant trading gains of approximately 3.5% were experienced in the global interest rate sector during May and
       June from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany and the United Kingdom. Elsewhere, gains were recorded from short positions in Japanese government bond futures primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets.
 During August, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a continuation of a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. During September, gains from long positions in U.S. interest rate futures continued as prices moved higher leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. Additional gains of approximately 1.2% were recorded in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase this year. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June on news that China would cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and
       June as prices fell amid speculative selling.  Gains of approximately 0.7% were recorded in the energy markets during March, April, and July from long futures positions in Brent crude oil and gasoline as prices increased amid concerns of rising geopolitical tension in the Middle East and worries that supplies of European North Sea oil were dwindling. Smaller gains of approximately 0.1% were experienced in the currency sector primarily during April, May, and September from outright short positions in the U.S. Dollar Index, as well as from long positions in the euro and British pound versus the U.S. dollar, as the value of the euro moved higher after the Ifo Institute stated that German business sentiment had climbed to the second highest on record in April and the value of the British pound moved higher as consistently strong economic data out of the United Kingdom increased speculation that the Bank of England would increase interest rates. In addition, the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18 meeting. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 2.9% recorded in the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007 following comments from former U.S. Federal Reserve Chairman Alan Greenspan
       that the U.S. economy could be due for a recession.  In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July and August, long positions in European and U.S. equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 1.2% were recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices moved higher during May, June, and August amid lower production and fears that persistent dry weather in global growing regions would significantly decrease supply.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $759,640 and expenses totaling $619,303, resulting in net income of $140,337 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit
       increased from $15.48 at June 30, 2006, to $15.53 at
September 30, 2006.

The most significant trading gains of approximately 1.0% were recorded in the global interest rate sector, primarily during August, from long positions in U.S. and Japanese fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing weaker than expected U.S. economic data and soft inflation data. Additionally, Japanese fixed-income futures prices also climbed higher on weak economic data and reduced speculation of another interest rate hike by the Bank of Japan in the near future. Additional gains of approximately 0.4% were recorded in the global stock index markets during August and September from long positions in U.S. and European equity index futures as U.S. stock prices moved higher on strong performance in the technology sector, solid corporate earnings, and a stronger than expected increase in U.S. consumer confidence. Prices for European equity index futures also moved higher after government reports showed the Euro-Zone economy in the second quarter expanded at its fastest pace in five years and Germany?s Consumer Price Index increased in line with expectations. Gains of approximately 0.1% were recorded in the energy markets primarily during September from short positions in crude oil futures and its related products as prices dropped to a 10-month low amid the discovery of a large oil field in the Gulf of Mexico. Prices were also pressured lower after the U.S. Department of Energy reported an unexpected rise in domestic gasoline inventories and OPEC cut its demand forecast. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.0% in the agricultural markets during July from short positions in corn futures as prices increased on high demand and low inventories. Additional losses were experienced from newly established long positions in corn futures as prices reversed lower later in the month on favorable weather forecasts. Additional losses were incurred from both long and short positions in orange juice futures as prices moved without consistent direction amid conflicting data regarding supply and demand. Elsewhere in the agricultural complex, long positions in live cattle and lean hog futures incurred losses during July and September as prices declined on technically-based selling. Additional losses of approximately 0.2% were incurred in the currency markets, primarily during August, from long positions in the euro versus the Australian dollar and U.S. dollar as the euro reversed lower after the European Central Bank decided to keep interest rates unchanged. Smaller losses of approximately 0.1% were incurred in the metals markets, during July and September, from long positions in copper futures as prices fell on concerns of decreasing demand amid an economic slowdown in China and weakness in the U.S. housing market. Within the precious metals complex,
       long positions in gold and silver futures incurred losses as prices dropped amid news of a major mine expansion in South Africa and a stronger U.S. dollar.

The Partnership recorded total trading results including interest income totaling $2,820,587 and expenses totaling $1,916,860 resulting in net income of $903,727 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $15.23 at December 31, 2005, to $15.53 at September 30, 2006.

The most significant trading gains of approximately 2.5% were recorded in the global stock index markets primarily during January and March from long positions in U.S., European, and Japanese equity index futures as prices trended higher on strong corporate earnings and solid economic data. During August and September, gains were experienced from long positions in S&P 500 Index futures as prices closed at a five-and-a-half-year high after the U.S. Conference Board reported a stronger than expected rebound in consumer confidence in September, while long positions in European equity index futures also experienced gains as prices were supported higher on merger and acquisition activity in the utility sector and solid corporate earnings. Further gains of approximately 1.0% were experienced within the metals markets, primarily during January and March, from long futures positions in copper, nickel, and zinc as prices strengthened amid weak
       supplies, forecasts for continued buying by China, and acceleration in global demand. Smaller gains of approximately 0.2% were recorded in the global interest rate futures markets, during March and April, from short positions in U.S. and European fixed-income futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. During August, gains were recorded from long positions in U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing weaker than expected U.S. economic data and soft inflation data. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 1.4% in the agricultural markets, during July, from long positions in orange juice futures as prices moved lower after the U.S. Department of Agriculture reported an increase in orange juice production. Additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher towards the end of the month on concerns regarding poor harvest due to hot weather and labor shortages. Within the energy markets, losses of approximately 0.3% were incurred during March from short futures positions in crude oil and its related products as prices moved higher on fears of supply disruptions fueled by news of geopolitical tensions in Nigeria. Newly established long positions in crude oil experienced additional losses as prices fell during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Smaller losses of approximately 0.2% were recorded within the currency markets during February from long positions in the euro versus the U.S. dollar as the U.S. dollar?s value was lifted by expectations for additional increases in U.S. interest rates. Further losses in the currency sector were incurred during March from short positions in the Swiss franc relative to the U.S. dollar as the value of the Swiss franc moved higher in tandem with a strong euro amid expectations that European interest rates would continue to rise. Finally, during August, losses were incurred from short positions in the Australian dollar versus the euro as the Australian dollar moved higher on expectations that the Reserve Bank of Australia would raise interest rates in the near future.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired
       for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007 and 2006. At September 30, 2007 and 2006, the Partnership?s total capitalization was approximately $37 million and $42 million, respectively.

Primary Market          September 30, 2007   September 30, 2006
Risk Category             Value at Risk        Value at Risk

Interest Rate 	 (0.94)%         	   (1.86)%

Equity	           (0.80)  	(1.42)

Currency	(0.17)	(0.43)

Commodity	(0.29)	(0.33)

Aggregate Value at Risk	      (1.47)%	   (2.03)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High      Low      Average
Interest Rate	(1.88)%	(0.86)%	(1.30)%
Equity	(1.47)	(0.46)	(1.02)
Currency	(0.42)	(0.17)	(0.26)
Commodity	(0.42)	(0.29)	(0.36)
Aggregate Value at Risk	(2.43)%	(1.47)%	(1.85)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
       activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-
       end reporting periods from October 1, 2006, through
September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s Net
Assets.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., European, Australian, New Zealand, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership?s primary exposures were to the SPI-200 (Australia), CAC 40 (France), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), S&P 500 (U.S.), DAX (Germany), NIKKEI 225 (Japan), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Australian, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2007, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two
       currencies other than the U.S. dollar.  At September 30,
2007, the Partnership?s major exposures were to the euro, Norwegian krone, Australian dollar, New Zealand dollar, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at September 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, soybean meal, lean hogs, cotton, coffee, corn, live cattle, sugar, feeder cattle, and orange juice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At September 30, 2007, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The
       Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in oil related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in euros, Japanese yen, New Zealand dollars, British pounds, Australian dollars, Swiss francs, South African rand, Canadian dollars, Norwegian krone, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS
					SEC
Registration Statement on Form S-1  Units Registered     Effective Date      File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 9/30/07	       8,576,861.793
Units unsold through 9/30/07     7,923,138.207

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September
30, 2007, was $122,084,712.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Effective December 1, 2007, Altis Partners (Jersey) Limited,
Cornerstone Quantitative Investment Group, Inc., and C-View
International Limited will be added as trading advisors to the Partnership.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 13, 2007       By: /s/Lee Horwitz
                               Lee Horwitz
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















1656: