Form 10-Q
period 2008-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2008-05-15
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes     X      No___________


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____   No    X


	       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2008 and 2007 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	18-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	28-42

Item 4.	Controls and Procedures	42-43

Item 4T.	Controls and Procedures	43


PART II. OTHER INFORMATION

Item 1A.Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds.................	44-45

Item 5.	Other Information	45-46

Item 6.	Exhibits	47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION

	    March 31,	     December 31,
                                 	          2008       	     2007
	        $	     $
	    (Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	30,508,846	30,786,525
	Restricted cash	    2,078,033	     3,622,932

	     Total cash	   32,586,879	     34,409,457

	Net unrealized gain on open contracts (MS&Co.)	1,182,965   	       983,371
	Net unrealized loss on open contracts (MSIP)	     (179,267)	        (27,480)

	     Total net unrealized gain on open contracts	    1,003,698	        955,891

    Options purchased (proceeds paid $57,254
         and $9,251, respectively)	         61,243	            3,970

	     Total Trading Equity	33,651,820    	35,369,318

Subscriptions receivable	149,645	          48,065
Interest receivable (MS&Co.)	                  43,245	          90,968

	     Total Assets	  33,844,710	   35,508,351

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	563,476	415,302
Accrued brokerage fees (MS&Co.)	133,164	136,898
Options written (premiums received $32,875
  and $0, respectively)						      52,037			-
Accrued management fees	      48,247	       44,641
Incentive fee payable	       13,577	             -

	     Total Liabilities	     810,501 	     596,841

Partners? Capital

Limited Partners (2,108,473.924 and
  2,209,862.669 Units, respectively)	32,664,839	34,537,771
General Partner (23,842.331 and
       23,913.331 Units, respectively)	       369,370	      373,739

	     Total Partners? Capital	  33,034,209	 34,911,510

	     Total Liabilities and Partners? Capital	  33,844,710	  35,508,351

NET ASSET VALUE PER UNIT                                              	          15.49 	              15.63
	The accompanying notes are an integral part
</table>	of these financial statements.
                    <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	    	      For the Quarters Ended March 31,


                                                                         		            2008    	      2007
                                                                           	                         $		         $
INVESTMENT INCOME
	Interest income (MS&Co.)		     186,355			     495,331

EXPENSES
	Brokerage fees (MS&Co.)		393,412	453,997
	Incentive fee		385,615	-
	Management fees	      	    133,487 	     123,368

	     Total Expenses		    912,514	    577,365

NET INVESTMENT LOSS	                                         (726,159)	     (82,034)

TRADING RESULTS
Trading profit (loss):
	Realized			375,743	(1,203,293)
	Net change in unrealized		       37,915	    (342,505)

         Total Trading Results		     413,658	  (1,545,798)


NET LOSS 	                                                              (312,501)	  (1,627,832)


NET LOSS ALLOCATION

	Limited Partners       	                                                     	(309,232)	   (1,609,842)
	General Partner            		                 (3,269)                           (17,990)


NET LOSS PER UNIT

	Limited Partners                                                  		                    (0.14)	  (0.64)
	General Partner                                                   		                    (0.14)	    (0.64)

                                                                                  Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	2,176,411.442			2,537,525.138

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2006	2,586,996.544	39,917,674	439,646	40,357,320

Offering of Units	60,856.470	926,650	?   	926,650

Net Loss                                                                ?   	  	(1,609,842)	(17,990)	(1,627,832)

Redemptions	  (169,271.230)	 (2,547,392)	 (24,579)	 (2,571,971)

Partners? Capital,
	March 31, 2007	 2,478,581.784	  36,687,090	  397,077	 37,084,167





Partners? Capital,
	December 31, 2007	2,233,776.000	34,537,771	373,739	34,911,510

Offering of Units	29,012.198	449,287	?   	449,287

Net Loss                                                                ?   	  	(309,232)	(3,269)	(312,501)

Redemptions	  (130,471.943)	 (2,012,987)	 (1,100)	 (2,014,087)

Partners? Capital,
	March 31, 2008	 2,132,316.255	  32,664,839	  369,370	 33,034,209







The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2008     	      2007
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	 	(312,501)	(1,627,832)
Noncash item included in net loss:
		Net change in unrealized	(37,915)	342,505

(Increase) decrease in operating assets:
		Restricted cash	1,544,899	1,431,299
		Net option proceeds	(15,128)	-
		Interest receivable (MS&Co.)	47,723	     8,812

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	(3,734)	(11,525)
		Accrued management fees	3,606	          (3,132)
		Accrued incentive fee	       13,577	               -

Net cash provided by operating activities	  1,240,527	         140,127


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                             	347,707	819,338
Cash paid for redemptions of Units	   (1,865,913)	    (2,476,023)

Net cash used for financing activities	   (1,518,206)	   (1,656,685)

Net decrease in unrestricted cash	         (277,679)  	(1,516,558)

Unrestricted cash at beginning of period	    30,786,525	   36,467,808

Unrestricted cash at end of period	           30,508,846	      34,951,250




	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
 Gain/(Loss)

$
%
$
%
$

March 31, 2008, Partnership Net Assets:   $33,034,209









Commodity
     (192,709)
       (0.58)
    220,397
        0.67
 27,688
Equity
      18,523
        0.06
 (22,622)
       (0.07)
 (4,099)
Foreign currency
      132,167
        0.40
        1,324
           ?
133,491
Interest rate
      136,775
        0.41
    104,723
        0.32
 241,498






     Grand Total:
        94,756
        0.29
    303,822
        0.92
  398,578

     Unrealized Currency Gain





   589,947

     Total Net Unrealized Gain


  988,525







December 31, 2007, Partnership Net Assets:   $34,911,510









Commodity
      470,579
        1.35
   (231,598)
       (0.66)
 238,981
Equity
      39,676
        0.11
      14,086
        0.04
 53,762
Foreign currency
        89,948
        0.26
     (81,613)
       (0.23)
  8,335
Interest rate
        50,139
        0.14
        8,688
        0.02
   58,827






     Grand Total:
      650,342
        1.86
   (290,437)
       (0.83)
  359,905

     Unrealized Currency Gain





   590,705

     Total Net Unrealized Gain



  950,610








The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are SSARIS Advisor, LLC (?SSARIS?), Altis Partners (Jersey) Limited (?Altis?), C-View International Limited (?C-View?), and (through February 29, 2008) Cornerstone Quantitative Investment Group, Inc. (?Cornerstone?) (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective February 29, 2008, Demeter terminated the management agreements with Cornerstone.

Effective March 1, 2008, the Partnership?s assets were reallocated as follows: SSARIS (33.34)%, Altis (33.33)%, and C-View (33.33)%.

Effective March 1, 2008, subscriptions and redemptions were allocated among the Trading Advisors as follows: SSARIS (33.34)%, Altis (33.33%), and C-View (33.33%).



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 100% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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




       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:


	    Net Unrealized Gains
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$

Mar. 31, 2008	954,511	34,014	988,525	    Sep. 2009	      Jun. 2008
Dec. 31, 2007	  898,616	51,994	  950,610	    Jun. 2009	      Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $33,541,390 and $35,308,073 at March 31, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.







       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 ("SFAS" 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.





       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
$      954,511
 $        24,808
 n/a

 $        979,319
Options purchased
            ?
         61,243
 n/a

          61,243
    Total Assets
$      954,511
  $        86,051
 n/a

  $     1,040,562






Liabilities





Options written
         ?
$        52,037
 n/a

    $         52,037






Net unrealized gain on open





 Contracts
$      954,511
$       34,014
 n/a

$       988,525

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).


       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $600,013 and expenses totaling $912,514, resulting in a net loss of $312,501 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit decreased from $15.63 at December 31, 2007, to $15.49 at March 31, 2008.

The most significant trading gains of approximately 3.9% were recorded in the agricultural markets during January and February from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Meanwhile, long futures positions in the soybean complex and corn resulted in gains during January as prices increased following news that global production may drop, while rising energy prices may boost demand for alternative biofuels. Further gains were achieved during February in these markets as prices continued to move higher amid speculation that demand from China may climb after severe winter storms damaged some of the nation?s major crops. Elsewhere, long positions in sugar futures experienced gains primarily during January and February as prices rose on speculation that future demand may strengthen amid worries regarding future supply. Additional gains of approximately 1.4% were recorded in the currency sector during
       February and March from short positions in the U.S. dollar versus the euro, Japanese yen, and Canadian dollar as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was pulled lower due to several interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates may continue to decline.
 Elsewhere in the currency markets, gains were experienced during March from short positions in the Korean won versus the U.S. dollar as the value of the Korean won decreased relative to the U.S. dollar at the beginning of the month amid news of a widening Current-Account deficit in Korea. Smaller gains of approximately 0.5% were recorded in the metals markets primarily during February from long positions in tin and copper futures as prices moved higher on reports of falling inventories amid rising demand from China and India. Elsewhere, long positions in gold, silver, and platinum futures resulted in gains during February as prices increased due to a declining U.S. dollar and concerns of accelerating global inflation. A portion of the Partnership?s
       trading gains for the quarter was offset by losses of approximately 2.3% recorded in the global stock index sector primarily during January from long positions in German, British, U.S., and Japanese equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments may continue to erode corporate earnings and curb global economic growth for the foreseeable future. Additional losses of approximately 1.0% were recorded in the energy markets primarily during January from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil and its related products incurred losses as prices reversed lower during January on fears that a possible economic recession in the U.S. may curb demand from the world's largest energy consumer. Smaller losses of approximately 0.8% were recorded in the global interest rate sector primarily during January from short positions in U.S. and German fixed-income futures as prices moved higher amid a sharp decline in global equity markets, the aforementioned fears of a recession in the United States, and speculation that global interest rates will move lower.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(1,050,467) and expenses totaling $577,365, resulting in a net loss of $1,627,832 for the quarter ended March
       31, 2007.  The Partnership?s net asset value per Unit decreased from $15.60 at December 31, 2006, to $14.96 at March
31, 2007.

The most significant trading losses of approximately 2.1% were recorded within the global stock index sector primarily during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Smaller losses in the global stock index futures markets were experienced during March from newly established short positions in Japanese equity index futures as prices drifted higher on investor sentiment that markets had been oversold in recent weeks. Additional losses of approximately 1.7% were experienced in the global interest rate futures markets primarily during February and early March from short positions in German, U.S., and Australian fixed-income futures as prices moved higher in a worldwide "flight-to-quality" due to the aforementioned factors that affected the global equity
       markets.  Further losses were experienced in late March from newly established long positions in German and U.S. interest rate futures as prices declined later in the month amid reduced demand for the "safe haven" of fixed-income investments. Furthermore, German interest rate futures prices were pressured lower on strong economic data out of Germany, while U.S. interest rate futures prices declined after a stronger-than-expected government jobs report. Smaller losses of approximately 0.8% were incurred in the currency sector during January and March from long positions in the euro versus the Norwegian krone as the value of the Norwegian krone strengthened relative to most of its major rivals after stronger-than-expected economic data was reported out of Norway. Meanwhile, losses were recorded during January from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction throughout a majority of the month. Additional losses in the currency markets were experienced from long positions in the Mexican peso versus the U.S. dollar during January and February as the value of the U.S. dollar moved higher on speculation that the U.S. Federal Reserve would not cut interest rates in the near term. In addition, the value of the Mexican peso was pulled lower in tandem with falling U.S. equity markets. Elsewhere in the currency markets, losses were recorded during January and March from both short and long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar moved without consistent
       direction.  Finally, losses of approximately 0.7% were recorded in the agricultural markets during January from short positions in lean hog futures as prices increased on worries that freezing temperatures might negatively impact supply. Losses were also experienced in this sector during March from both short and long positions in lean hog futures as prices moved without consistent direction throughout a majority of the month. Elsewhere in the agricultural complex, long positions in orange juice futures resulted in losses during January as prices declined on technically-based selling. During February, additional losses were incurred from newly established short positions in orange juice futures as prices reversed higher due to freezing weather across much of the growing regions of the United States. Meanwhile, long positions in corn futures resulted in losses as prices dropped in early January after the U.S. announced plans to seek additional sources for alternative fuels. During March, long positions in corn futures resulted in losses as prices fell after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up this year to its highest since 1944. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.6% in the metals sector, primarily during January from short positions in copper futures as prices weakened due to an overabundance in supply by producer countries. Further gains were recorded from long positions in copper futures during March as prices moved higher on news that China?s industrial production
       had increased at a strong pace in January and February.
Elsewhere in the metals markets, gains were recorded during February and March from long positions in nickel futures as prices moved higher on speculation that low stockpiles and supply disruptions would create a supply shortage in the future.
Smaller gains were experienced during March from short positions in gold and silver futures as prices moved lower on technically-based selling. Additional gains of approximately 0.5% were experienced in the energy markets primarily during March from long futures positions in Brent crude oil, gasoline, and gas oil as prices increased after data indicated higher U.S. fuel consumption. In addition, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. Finally, prices rose on news that Iran had captured 15 members of the British Royal Navy in the Persian Gulf, adding to investor worries about the stability of the world?s oil supply in the region.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of
       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open
       positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
       The following quantitative disclosures regarding the
Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the
       portfolio is sensitive.  The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008 and 2007. At March 31, 2008 and 2007, the Partnership?s total capitalization was approximately $33 million and $37 million, respectively.

Primary Market            March 31, 2008      March 31, 2007
Risk Category             Value at Risk        Value at Risk

Interest Rate 	         (0.58)% 	   (1.54)%

Currency	(0.33)	(0.42)

Equity	            (0.11)	(0.46)

Commodity	(0.34)	(0.36)

Aggregate Value at Risk	      (0.88)%	   (1.80)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(0.94)%	(0.27)%	(0.66)%
Currency	(0.33)	(0.17)	(0.21)
Equity	(1.47)	(0.11)	(0.70)
Commodity	(0.73)	(0.29)	(0.44)
Aggregate Value at Risk	(1.69)%	(0.86)%	(1.23)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic
       risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. Exposure was primarily spread across the European, Japanese, U.S., Australian, Canadian, and Hong Kong interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is
       to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to the Australian dollar, Canadian dollar, New Zealand dollar, British pound, Swiss franc, euro, Swedish krona, Japanese yen, Polish zloty, Norwegian kroner, Hungarian forint, and Slovak koruna currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand and Australia. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary exposures were to the SPI 200 (Australia), S&P 500 (U.S.), Hang Seng (Hong
Kong), DAX (Germany), FTSE 100 (United Kingdom), CAC 40 (France),
       AEX (Netherlands), NIKKEI 225 (Japan), S&P Value Barra
(U.S.), All Share (South Africa), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Australian, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2008, was to the markets that comprise these sectors. Most of the exposure was to the live cattle, coffee, lean hogs, feeder cattle, soybean meal, corn, wheat, sugar, orange juice, lumber, soybeans, cocoa, rubber, rough rice, oats, milk, and pork bellies markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The third largest market exposure of the Partnership at March 31, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as zinc, tin, copper, lead, and aluminum, and precious metals such as gold, silver, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in euros, Japanese yen, Swiss francs, Czech koruna, British pounds, New Zealand dollars, Hungarian forint, Canadian dollars,
Polish zloty, Hong Kong dollars, Swedish kronor, Norwegian
       kroner, Australian dollars, Mexican pesos, Israeli
shekel, South African rand, Slovakian koruna, Turkish lira, and Singapore dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading approaches, in a multi-advisor Partnership, and by monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4. CONTROLS AND PROCEDURES
       As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Item 4T. CONTROLS AND PROCEDURES
Not applicable.
















       PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered     Effective Date      File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 3/31/08	       8,649,008.389
Units unsold through 3/31/08     7,850,991.611

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $123,217,303.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of the Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.
       Effective March 20, 2008, Mr. Jose Morales, age 31, was
named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March of 2008.
 Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2008            By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















- 48 -




- 49 -
1762: