Form 10-Q
period 2008-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2008-08-13
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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













(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2008 and 2007 (Unaudited)..	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-29

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	29-43

Item 4.	Controls and Procedures	43

Item 4T.	Controls and Procedures	43


PART II. OTHER INFORMATION

Item 1A.Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds.................	44-45

Item 5.	Other Information	45

Item 6.	Exhibits	45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    June 30,	     December 31,
        2008       	     2007
	        $	     $
	    (Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	28,720,462	30,786,525
	Restricted cash	     1,306,315	     3,622,932

	     Total cash	   30,026,777	     34,409,457

	Net unrealized gain on open contracts (MS&Co.)	   2,160,697	       983,371
	Net unrealized gain (loss) on open contracts (MSIP)	       380,990	        (27,480)

	     Total net unrealized gain on open contracts	     2,541,687	        955,891

    Options purchased (proceeds paid $3,209
         and $9,251, respectively)	            3,030	            3,970

	     Total Trading Equity	32,571,494    	35,369,318

Subscriptions receivable	215,407	          48,065
Interest receivable (MS&Co.)	                   49,140	          90,968

	     Total Assets	   32,836,041	   35,508,351

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	746,565	415,302
Accrued brokerage fees (MS&Co.)	120,782	136,898
Incentive fee payable	83,718	             -
Accrued management fees	        43,854      	       44,641

	     Total Liabilities	      994,919	     596,841

Partners? Capital

Limited Partners (2,010,198.917 and
  2,209,862.669 Units, respectively)	31,472,781	34,537,771
General Partner (23,526.331 and
       23,913.331 Units, respectively)	      368,341	      373,739

	     Total Partners? Capital	  31,841,122	 34,911,510

	     Total Liabilities and Partners? Capital	   32,836,041	  35,508,351

NET ASSET VALUE PER UNIT                                              	            15.66	              15.63

	The accompanying notes are an integral part
	of these financial statements.   </table>


       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                 For the Three Months	                        For the Six Months
       Ended June 30,    	                       Ended June 30,

                          2008   	                 2007    	      2008   	    2007
                               $	                $		         $	 $
INVESTMENT INCOME
	Interest income (MS&Co.)                               	    126,294		      459,202		     312,649  	    954,533

EXPENSES
	Brokerage fees (MS&Co.)	367,552	435,148	760,964		889,145
	Management fees	133,366	     118,248	266,853 		     241,616
	Incentive fees	       83,718	         ?     	      469,333		        ?

		   Total Expenses 	    584,636	     553,396	   1,497,150		  1,130,761

NET INVESTMENT LOSS 	   (458,342)	      (94,194)	 (1,184,501)		    (176,228)

TRADING RESULTS
Trading profit (loss):
	Realized	(780,353)	1,882,168	(404,610)	 	678,875
	Net change in unrealized	  1,552,983	     246,242	  1,590,898		     (96,263)

		  Total Trading Results	     772,630	  2,128,410 	  1,186,288		    582,612

NET INCOME 	     314,288	             2,034,216	         1,787 	            	   406,384

NET INCOME ALLOCATION

	Limited Partners	310,481	         2,012,379          	1,249	                 402,537
	General Partner 	3,807	21,837	538		3,847


NET INCOME PER UNIT

	Limited Partners                                              	0.17 	    0.82	0.03   	  0.18             	       		 	(0.19)
	General Partner                                               	0.17	    0.82	0.03	    	  0.18

                                                      Units                   Units     	               Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                         2,084,973.886     	2,449,831.310	2,130,460.722	2,495,834.859




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2006	2,586,996.544	39,917,674	439,646	40,357,320

Offering of Units	120,744.768	1,862,418	?    	1,862,418

Net Income                                                                ?   	  	402,537	3,847	406,384

Redemptions	                                                (288,941.053)	 (4,421,631)	  (24,579)	 (4,446,210)

Partners? Capital,
	June 30, 2007	 2,418,800.259	  37,760,998	  418,914	 38,179,912




Partners? Capital,
	December 31, 2007	2,233,776.000	34,537,771	373,739	34,911,510

Offering of Units	61,403.486	946,094	?    	946,094

Net Income                                                                ?   	  	1,249	538	1,787

Redemptions	                                                (261,454.238)	 (4,012,333)	    (5,936)	 (4,018,269)

Partners? Capital,
	June 30, 2008	 2,033,725.248	  31,472,781	  368,341	 31,841,122






The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	1,787	406,384
Noncash item included in net income:
		Net change in unrealized	(1,590,898)	96,263

Decrease in operating assets:
		Restricted cash	2,316,617	937,033
		Proceeds paid for options purchased	6,042	?
		Interest receivable (MS&Co.)	41,828	     32,912

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	        (16,116)	         (10,981)
		Accrued incentive fees	83,718	?
		Accrued management fees	             (787)	            (2,983)

Net cash provided by operating activities	       842,191	      1,458,628


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                             	778,752	1,805,973
Cash paid for redemptions of Units	   (3,687,006)	    (4,787,820)

Net cash used for financing activities	    (2,908,254)	   (2,981,847)

Net decrease in unrestricted cash	(2,066,063)           	(1,523,219)

Unrestricted cash at beginning of period	    30,786,525	   36,518,808

Unrestricted cash at end of period	    28,720,462       	      34,995,589




	The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
      Gain

$
%
$
%
$
June 30, 2008, Partnership Net Assets:   $31,841,122



Commodity
   1,037,604
        3.26
    360,411
        1.13
1,398,015
Equity
     (37,646)
       (0.12)
    287,159
        0.90
249,513
Foreign currency
      134,952
        0.43
     (66,690)
       (0.21)
 68,262
Interest rate
          1,219
          ?
     223,207
        0.70
  224,426






     Grand Total:
   1,136,129
        3.57
    804,087
        2.52
 1,940,216

     Unrealized Currency Gain





   601,471

     Total Net Unrealized Gain


  Fair Value
             $
Percentage of
   Net Assets
         %



Options purchased on Futures Contracts
           ?
       ?



Options purchased on Forward Contracts
       3,030
       0.01



Options written on Futures Contracts
           ?
       ?



Options written on Forward Contracts
           ?
       ?






   2,541,687

December 31, 2007, Partnership Net Assets:   $34,911,510









Commodity
      470,579
        1.35
   (231,598)
       (0.66)
 238,981
Equity
      39,676
        0.11
      14,086
        0.04
 53,762
Foreign currency
        95,229
        0.27
     (81,613)
       (0.23)
 13,616
Interest rate
        50,139
        0.14
        8,688
        0.02
   58,827






     Grand Total:
      655,623
        1.87
   (290,437)
       (0.83)
  365,186

     Unrealized Currency Gain





   590,705

     Total Net Unrealized Gain


Fair Value
           $
Percentage of
  Net Assets
         %



Options purchased on Futures Contracts
          ?
          ?



Option  Options purchased on Forward Contracts
      3,970
       0.01



Options written on Futures Contracts
          ?
          ?



Options written on Forward Contracts
          ?
          ?






  955,891

The accompanying notes are an integral part
of these financial statements.   </table>
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited (?Altis?), and C-View International Limited (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Effective August 1, 2008, the management fee paid by the Partnership to Altis was reduced from a 1.75% annual rate to a 1.25% annual rate.

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	    Net Unrealized Gains
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$
Jun. 30, 2008	2,532,063	9,624	2,541,687	    Mar. 2010	Sep. 2008
Dec. 31, 2007	  898,616	57,275	  955,891	    Jun. 2009	      Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward,

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $32,558,840 and $35,308,073 at June 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table>   <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
   (Level 3)




       Total

Unrealized gain on open contracts
   $  2,532,063
$      9,624
 n/a

  $  2,541,687
Options purchased
               ?

$      3,030
 n/a

  $         3,030

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $898,924 and expenses totaling $584,636, resulting in net income of $314,288 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $15.49 at March 31, 2008, to $15.66 at June 30, 2008.

The most significant trading gains of approximately 4.3% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005 amid forecasts for warmer weather throughout the United States. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 0.9% were recorded in the metals markets throughout the quarter from short positions in nickel, lead, and zinc futures as prices fell amid rising inventories and slower demand. Smaller gains of approximately 0.3% were recorded in the global stock index sector primarily during May from long positions in U.S. and European equity index futures as prices moved higher amid news of increased merger and
       acquisition activity and better-than-expected corporate earnings. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.3% in the global interest rate sector primarily during April from long positions in U.S. and Japanese fixed-income futures as prices moved lower amid speculation that the U.S. Federal Reserve and Bank of Japan might not ease borrowing costs as much as previously expected due to accelerating global inflation. Additional losses of approximately 1.3% were incurred in the currency sector primarily during April from short positions in the euro versus the U.S. dollar as the value of the euro strengthened against the U.S. dollar on speculation that the European Central Bank might raise interest rates in response to rising inflation. Meanwhile, short positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during June as the value of the Canadian dollar moved higher against the U.S. dollar amid rising energy prices. Losses were also recorded from short positions in the British pound versus the Swiss franc and U.S. dollar as the value of the British pound strengthened against these currencies during April and June amid speculation that the Bank of England might slow the pace of interest rate cuts amid concerns of accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $1,498,937 and expenses totaling $1,497,150, resulting in net income of $1,787 for the six months ended June
       30, 2008.  The Partnership?s net asset value per Unit increased from $15.63 at December 31, 2007, to $15.66 at June 30,
2008.

The most significant trading gains of approximately 3.8% were recorded in the agricultural markets primarily during January, February, and June from long futures positions in the soybean complex as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. During January and February, gains were experienced from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Meanwhile, long positions in corn futures resulted in gains as prices moved higher during January, February, and June on supply concerns and rising demand for alternative fuels made from crops. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest producer. Additional gains of approximately 3.2% were recorded in the energy markets primarily during February, April, May, and June from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories
       declined to the lowest level since 2005 amid forecasts for warmer weather throughout the United States. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Smaller gains of approximately 1.4% were experienced in the metals markets primarily during February from long positions in tin futures as prices moved higher on reports of falling inventories amid rising demand from China and India. During April, May, and June, gains were achieved from short positions in nickel, lead, and zinc futures as prices fell amid rising inventories and fears that a slowing global economy would result in weak future demand. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 2.1% within the global stock index sector primarily during January from long positions in German, British, U.S., and Japanese equity index futures as prices moved lower on concerns that mounting losses linked to U.S. subprime mortgage investments would continue to erode corporate earnings and curb global economic growth. Additional losses of approximately 2.1% were recorded in the global interest rate sector primarily during January from short positions in U.S. and German fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States. During April, further losses were incurred from long positions in U.S. and Japanese fixed-income futures as prices moved lower amid speculation that the U.S. Federal Reserve and Bank of Japan might
       not ease borrowing costs as much as previously expected due to accelerating global inflation.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $2,587,612 and expenses totaling $553,396, resulting in net income of $2,034,216 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $14.96 at March 31, 2007, to $15.78 at June 30,
2007.

The most significant trading gains of approximately 2.8% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices moved lower amid continued optimism about the status of the European economy. Additionally, European interest rate futures prices were pressured lower on news that Germany's unemployment rate held at a six-year low, French unemployment dropped to the lowest level in 24 years, and housing prices in the United Kingdom showed their biggest jump this year.
Elsewhere in the interest rate futures markets, gains were recorded from short positions in Japanese government bonds primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Further gains of approximately 2.1% were experienced in the global stock index sector during April and May from long positions in U.S. and German equity index futures as prices moved higher on continued strong corporate
       earnings and increased merger and acquisition activity.
In addition, prices were pressured higher amid strong U.S. retail sales data as well as rising consumer sentiment in the Euro-Zone. Within the metals markets, gains of approximately 0.6% were experienced primarily during April from long positions in nickel and copper futures as prices increased after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Additional gains were recorded from newly established short positions in nickel futures during June as prices reversed lower on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in smaller gains during June as prices fell amid speculative selling. Smaller gains of approximately 0.2% were recorded in the energy markets primarily during April from long futures positions in gasoline as prices moved higher amid concerns of supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.3% experienced in the agricultural markets during May from both short and long futures positions in lean hogs, feeder cattle, and live cattle as prices moved without consistent direction. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May and early June as prices moved higher amid lower production and increased demand for alternative fuel sources.
       The Partnership recorded total trading results including interest income totaling $1,537,145 and expenses totaling $1,130,761, resulting in net income of $406,384 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $15.60 at December 31, 2006, to $15.78 at June 30, 2007.

The most significant trading gains of approximately 1.2% were experienced in the metals markets during February, March, and April from long positions in nickel and copper futures as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals might increase in 2007. Further gains were recorded from newly established short positions in nickel futures as prices reversed lower during June on news that China might cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and June as prices fell amid speculative selling. Additional gains of approximately 1.1% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom. Elsewhere in the global interest rate futures markets, gains were recorded from short positions in Japanese government bond futures
       primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets. Smaller gains of approximately 0.6% were recorded in the energy markets during March and April from long futures positions in gasoline and Brent crude oil as prices increased amid concerns of rising geopolitical tension in the Middle East and supply shortages going into the U.S. summer driving season. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.9% recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices reversed higher in May and early June amid lower production and increased demand for alternative fuel sources. Additional losses of approximately 0.6% were incurred in the currency sector from long positions in the Mexican peso versus the U.S. dollar during January, February, and June as the value of the Mexican peso weakened leading up to and after the Bank of Mexico?s decision to hold its benchmark rate at 7.25%. Elsewhere, long positions in the euro versus the Norwegian krone resulted in losses primarily during January and May. Lastly, losses were recorded from both short and long positions in the South African rand versus the U.S. dollar as the
       value of the South African rand moved without consistent direction throughout a majority of the year.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts
       are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of
       ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $32 million and $38 million, respectively.

Primary Market            June 30, 2008        June 30, 2007
Risk Category             Value at Risk        Value at Risk

Currency	(0.30)%	(0.17)%

Equity	            (0.30)	(1.47)

Interest Rate 	          (0.19)	   (0.86)

Commodity	(1.09)	(0.39)

Aggregate Value at Risk	      (1.11)%	   (1.69)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency	(0.33)%	(0.17)%	(0.24)%
Equity	(0.80)	(0.11)	(0.41)
Interest Rate	(0.94)	(0.19)	(0.49)
Commodity	(1.09)	(0.29)	(0.61)
Aggregate Value at Risk	(1.47)%	(0.86)%	(1.08)%
       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR
estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership. The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At June 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the Australian dollar, Japanese yen, euro, Hungarian forint, New Zealand dollar, British pound, Canadian dollar, Swiss franc, Mexican peso, Norwegian krone, Polish zloty, Czech koruna, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter
       does not anticipate that the risk associated with the
Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., New Zealand and Australia. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary exposures were to the SPI-200 (Australian), DAX (Germany), IBEX 35 (Spain), Euro Stox 50 (Europe), Canada S&P 500 (Canada), AEX (Netherlands), Hang Seng (Hong Kong), S&P MIDCAP 400 (U.S.), CAC 40 (France), S&P 500 (U.S.), FTSE 100 (United Kingdom), Dow Jones (U.S.), TAIWAN (Taiwan), NIKKEI 225 (Japan), NASDAQ 100 E-MINI (U.S.), S&P MIDCAP 400 E-MINI (U.S.), and RUSSELL 2000 (U.S.) stock indices.
 The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Australian, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Interest Rate.  At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Japanese, New Zealand, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand and Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, corn, soybean meal, cocoa, coffee, lean hogs, wheat, sugar, live cattle, rapeseed, rubber, lumber,
       orange juice, soybean oil, cotton, oats, feeder
cattle, fluid milk, pork bellies, rough rice, and raw beans markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The second largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Metals. The third largest market exposure of the Partnership at June 30, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, nickel, zinc, lead, aluminum, and tin, and precious metals such as gold, silver, platinum, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when
       market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, Japanese yen, Swiss francs, British pounds, Australian dollars, Swedish kronor, Hong Kong dollars, Polish zlotych, Canadian dollars, Norwegian kroner, Mexican pesos, Slovakian koruny, Israeli shekel, Hungarian forint, South African rand, Turkish lira, Singapore dollars, New Zealand dollars, and Czech koruny. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Advisors, each of whose strategies focus on different market sectors and trading
       approaches, in a multi-advisor Partnership, and by
monitoring the performance of the Trading Advisors daily. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.


Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered     Effective Date      File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 6/30/08	       8,681,505.677
Units unsold through 6/30/08     7,818,494.323

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $123,714,110.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.


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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2008         By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.















- 17 -

- 45 -




- 46 -
?