Form 10-Q
period 2008-09-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2008-11-14
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007	2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Nine Months Ended September 30, 2008 and 2007 (Unaudited)..	4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)	5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)	7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	17-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	31-45

Item 4.	Controls and Procedures	46

Item 4T.	Controls and Procedures	46


PART II. OTHER INFORMATION

Item 1A.Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities
			and Use of Proceeds.................	47-48

Item 5.	Other Information	48

Item 6.	Exhibits	48-49



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
          	          2008       	     2007
	        $	     $
	    (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	26,096,942	30,786,525
	Restricted cash	      1,749,530	     3,622,932

	     Total cash	   27,846,472	     34,409,457

	Net unrealized gain on open contracts (MS&Co.)	1,351,119	       983,371
	Net unrealized loss on open contracts (MSIP)	        (35,690)	        (27,480)

	     Total net unrealized gain on open contracts	      1,315,429	        955,891

Options purchased (proceeds paid $23,590
         and $9,251, respectively)	              2,044	            3,970

	     Total Trading Equity	29,163,945    	35,369,318

Subscriptions receivable	101,326	          48,065
Interest receivable (MS&Co.)	                     23,210	          90,968

	     Total Assets	     29,288,481	   35,508,351

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,150,375	415,302
Accrued brokerage fees (MS&Co.)	111,578	136,898
Accrued management fees	 36,917     	       44,641
Options written (proceeds received $7,565
         and $0 respectively)	                 471                               ?


	     Total Liabilities	        1,299,341	     596,841

Partners? Capital

Limited Partners (1,895,207.329 and
  2,209,862.669 Units, respectively)	27,652,728	34,537,771
General Partner (23,056.331 and
       23,913.331 Units, respectively)	          336,412	      373,739

	     Total Partners? Capital	     27,989,140	 34,911,510

	     Total Liabilities and Partners? Capital	    29,288,481	  35,508,351

NET ASSET VALUE PER UNIT                                              	               14.59	              15.63

	The accompanying notes are an integral part of these financial statements. </table>


       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

          For the Three Months	                          For the Nine Months
  	             Ended September 30,    	        Ended September 30,

                      2008   	                 2007    	      2008   	         2007
                       $	                    $		         $	      $
INVESTMENT INCOME
	Interest income (MS&Co.)                             	      113,183		      429,130		   425,832  	  1,383,663

EXPENSES
	Brokerage fees (MS&Co.)	346,314	426,425	1,107,278		1,315,570
	Management fees	     118,513	      115,875	 385,366		      357,491
	Incentive fee	                    ?       	               ?      	     469,333		             ?

		   Total Expenses 	     464,827	      542,300	              1,961,977           	   1,673,061


NET INVESTMENT LOSS 	    (351,644)	     (113,170)	   (1,536,145)		    (289,398)

TRADING RESULTS
Trading profit (loss):
	Realized	(572,924)	(341,309)	(977,534)	 	337,566
	Net change in unrealized	   (1,240,531)	     443,186	      350,367		    346,923

		  Total Trading Results	   (1,813,455)	     101,877 	    (627,167)		    684,489

NET INCOME (LOSS)	    (2,165,099)	               (11,293)	   (2,163,312)	            	   395,091

NET INCOME (LOSS) ALLOCATION

	Limited Partners 	(2,140,041)	     (11,084) 	(2,138,792)		391,453
	General Partner 	(25,058)	(209)	     (24,520)		3,638


NET INCOME (LOSS) PER UNIT

	Limited Partners                                              	(1.07) 	    0.01	(1.04)   	  0.19
	General Partner                                               	(1.07)	    0.01	(1.04)	    	  0.19


	                                Units                   Units     	               Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                        1,987,011.855 	   	2,375,485.981	2,082,754.722   	2,455,398.767



	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2008 and 2007
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2006	2,586,996.544	39,917,674	439,646	40,357,320

Offering of Units	143,737.827	2,217,148	?  	2,217,148

Net Income                                                                ?   	  	391,453	3,638	395,091

Redemptions	  (402,037.003)	 (6,156,323)	          (44,119)  	 (6,200,442)

Partners? Capital,
	September 30, 2007	 2,328,697.368 	36,369,952	  399,165	  36,769,117





Partners? Capital,
	December 31, 2007	2,233,776.000	34,537,771	373,739	34,911,510

Offering of Units	89,453.038	1,356,443	?  	1,356,443

Net Loss                                                                   ?   	  	(2,138,792)	(24,520)	(2,163,312)

Redemptions	  (404,965.378)	 (6,102,694)	          (12,807)  	 (6,115,501)

Partners? Capital,
	September 30, 2008	 1,918,263.660 	27,652,728	  336,412	  27,989,140








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2008     	      2007
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(2,163,312)	395,091
Noncash item included in net income (loss):
		Net change in unrealized	(350,367)	(346,923)

(Increase) decrease  in operating assets:
		Restricted cash	1,873,402	1,124,186
		Proceeds paid for options purchased	(14,339)	?
		Interest receivable (MS&Co.)	67,758	     58,821

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	(25,320)      	         (18,281)
		Accrued management fees	(7,724)	            (4,967)
		Premiums received for options written	        7,565	                      ?

Net cash provided by (used for) operating activities	   (612,337)	      1,207,927


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units                                             	1,303,182	2,373,208
Cash paid for redemptions of Units	   (5,380,428)	    (6,535,198)

Net cash used for financing activities	    (4,077,246)	   (4,161,990)

Net decrease in unrestricted cash	(4,689,583)           	(2,954,063)

Unrestricted cash at beginning of period	   30,786,525	   36,518,808

Unrestricted cash at end of period	          26,096,942	      33,564,745






	The accompanying notes are an integral part of these financial statements. </table>


       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
 Gain/(Loss)

$
%
$
%
$
September 30, 2008, Partnership Net Assets:   $27,989,140



<  <s>
Commodity
     (154,668)
       (0.55)
    896,353
        3.20
741,685
Equity
      27,788
        0.10
      98,457
        0.35
126,245
Foreign currency
       (41,156)
       (0.15)
   (153,646)
       (0.54)
(194,802)
Interest rate
         (1,582)
       (0.01)
    (24,608)
       (0.09)
   (26,190)






     Grand Total:
     (169,618)
       (0.61)
    816,556
        2.92
  646,938

     Unrealized Currency Gain





  668,491

     Total Net Unrealized Gain


  Fair Value
             $
Percentage of
   Net Assets
         %



Options purchased on Futures Contracts
           ?
       ?



Options purchased on Forward Contracts
        2,044
      0.01



Options written on Futures Contracts
           ?
       ?



Options written on Forward Contracts
        (471)
       ?






1,315,429

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

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP").  MS&Co. also acts as the counterparty

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.
        <table> ORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:
	  Net Unrealized Gains/(Losses)
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$
Sep. 30, 2008	1,511,128	(195,699)	1,315,429	Mar. 2010	Dec. 2008
Dec. 31, 2007	  898,616	57,275	  955,891	    Jun. 2009	      Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward,

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $29,357,600 and $35,308,073 at September 30, 2008, and December 31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
   (Level 3)




       Total

Unrealized gain (loss) on open contracts
$1,511,128
$(195,699)
 n/a

  $1,315,429
Options purchased
               ?

$     2,044
 n/a

  $       2,044
Liabilities





Options written
               ?

$     471
 n/a

  $          471

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

7.  Reclassifications
Certain prior year amounts relating to options on the Condensed
Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,700,272) and expenses totaling $464,827, resulting in a net loss of $2,165,099 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $15.66 at June 30, 2008, to $14.59 at September 30, 2008.

The most significant trading losses of approximately 2.4% were recorded in the agricultural complex, primarily during July, from long futures positions in corn and the soybean complex as prices moved lower following news that favorable weather in U.S. growing regions might boost crop prospects. Elsewhere, long positions in cocoa futures resulted in losses as prices reversed lower during July amid weakening U.S. demand and a rise in exports from the Ivory Coast, the world?s largest producer of cocoa. Meanwhile, long positions in sugar futures resulted in losses primarily during July as prices moved lower on concerns that a recent slide in energy prices would erode demand for ethanol made from sugar cane. Within the currency sector, losses of approximately 2.0% were incurred, primarily during August and September, from long positions in the euro versus the Hungarian forint, British pound, and Swiss franc as the value of the euro declined following
       consistently weak economic data out of the Euro-Zone.
Meanwhile, long positions in the British pound and Swiss franc versus the Japanese yen incurred losses as the value of the Japanese yen spiked higher during August and September after extreme volatility in global financial markets resulted in a reduction of "carry-trade" positions. Finally, long positions in the Brazilian real and Mexican peso versus the U.S. dollar resulted in losses primarily during September as the value of the U.S. dollar moved higher in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality". Additional losses of approximately 1.5% were experienced within the energy sector, primarily during July, from long futures positions in crude oil and its related products as prices reversed lower on signs that global economic growth might be slowing, which could curb future energy demand. Elsewhere, losses were incurred from long positions in natural gas futures as prices decreased sharply in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico. Smaller losses of approximately 0.4% were incurred within the metals sector during July and August from long positions in copper and lead futures as prices moved lower amid speculation that slowing economic growth would reduce demand for the base metals. Meanwhile, long positions in gold futures resulted in losses as prices moved lower due to a sharp rise in the value of the U.S. dollar. A portion of the Partnership?s losses in the third quarter was offset by gains of approximately
       0.3% experienced in the global interest rate sector,
primarily during August, from long positions in Australian and Japanese interest rate futures as prices increased amid a "flight-to-quality" on continued uncertainty regarding the future strength of the global economy. Smaller gains of approximately 0.1% were achieved within the global stock index sector primarily during September from short positions in Pacific Rim and European equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil.

The Partnership recorded total trading results including interest income totaling $(201,335) and expenses totaling $1,961,977, resulting in a net loss of $2,163,312 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $15.63 at December 31, 2007, to $14.59 at September 30, 2008.

The most significant trading losses of approximately 2.0% were experienced in the global stock index sector, primarily during January, from long positions in German, British, U.S., and Japanese equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth. Within the currency sector, losses of approximately 1.8% were incurred from long positions in the euro versus the Australian dollar, Japanese yen, Norwegian krone, and Swiss franc primarily during February, April, August, and September, as the value of the euro moved lower after consistently weak economic data out of the Euro-Zone. Meanwhile, short positions in the Japanese yen versus the Swiss franc and Canadian dollar experienced losses, primarily during January, August, and September, as the value of the Japanese yen moved higher against most of its major rivals after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce holdings of higher-yielding assets funded by loans in Japan. Lastly, in the currency sector, both short and long positions in the Indian rupee versus the U.S. dollar resulted in losses as the value of the Indian rupee moved without consistent direction throughout the first nine months of the year on conflicting economic data out of India. Losses of approximately 1.8% were also recorded within the global interest rate sector primarily during January from short positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States. During April, further losses were incurred from long positions in U.S. fixed-income futures as prices moved lower amid speculation that the U.S. Federal Reserve was not going to ease borrowing costs as much as previously expected due to an acceleration in global inflation. Smaller losses were experienced primarily during September from short positions in short-term European interest rate futures as prices moved sharply higher after a plunge in global equity markets and worries regarding the fundamental health of the U.S. financial system
       resulted in a global "flight-to-safety".  A portion of the
Partnership?s losses in the first nine months of the year was offset by gains of approximately 1.6% recorded in the energy markets primarily during February, April, May, and June, from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains throughout the first half of the year as prices rose after U.S. inventories declined to the lowest level since 2005. Within the agricultural complex, gains of approximately 1.3% were achieved, primarily during January and February, from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Elsewhere, gains were experienced during January, March, and September, from short positions in lumber futures as prices declined following news of a slowing U.S. housing market and slowing global economic growth. Smaller gains of approximately 1.0% were recorded within the metals markets during February from long positions in platinum futures as prices increased due to a declining U.S. dollar and concerns of accelerating global inflation. Additional gains were experienced, also during February, from long positions in tin futures as prices moved higher on reports of falling inventories amid rising demand from China and India. During April, May, and June, further gains were achieved from short positions in nickel, lead, and zinc futures
       as prices fell amid rising inventories and fears that a slowing global economy would result in weak future demand.

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

The most significant trading gains of approximately 2.4% were recorded in the global interest rate sector primarily during August from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a worldwide "flight-to-quality" after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safe haven" of government bonds. During September, smaller gains were recorded from long positions in U.S. interest rate futures as prices moved higher leading up to and after the
       U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. Further gains of approximately 0.8% were experienced in the currency sector during August from long positions in the Australian dollar versus the New Zealand dollar as the value of the Australian dollar moved higher against the New Zealand dollar after the Australian Bureau of Statistics reported that retail sales in Australia climbed more-than-expected in July. Additional gains were recorded during September from outright short positions in the U.S. Dollar Index, as well as long positions in the euro and British pound versus the U.S. dollar, as the value of the U.S. dollar moved lower relative to most of its major rivals amid the aforementioned interest rate cut by the U.S. Federal Reserve. Furthermore, the value of the U.S. dollar was pulled lower amid speculation that the U.S. Federal Reserve would continue to reduce interest rates in the near term in order to spur economic growth. Lastly, short positions in the euro versus the Norwegian krone resulted in gains during September as the value of the Norwegian krone moved higher in tandem with rising energy prices. Smaller gains of approximately 0.1% were recorded in the energy markets primarily during July from long futures positions in Brent crude oil as prices moved higher amid worries that supplies of European North Sea oil would dwindle. A majority of the Partnership?s gains in the third quarter was offset by losses of approximately 2.9% experienced in the global stock index sector primarily during July and August from long positions in European and U.S. equity
       index futures as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Further losses of approximately 0.3% were incurred in the agricultural markets primarily during August from long positions in live cattle futures as prices fell amid concerns that a decline in the U.S. economy and further losses in the equity markets would cause a decline in consumer demand. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during August as prices increased amid fears that persistent dry weather in global growing regions would significantly decrease supply. Smaller losses of approximately 0.1% were recorded in the metals markets primarily during August from both short and long positions in copper and zinc futures as prices moved without consistent direction amid conflicting data regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $2,068,152 and expenses totaling $1,673,061, resulting in net income of $395,091 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $15.60 at December 31, 2006, to $15.79 at September 30, 2007.

The most significant trading gains of approximately 3.5% were experienced in the global interest rate sector during May and
       June from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany and the United Kingdom. Elsewhere, gains were recorded from short positions in Japanese government bond futures primarily during June as prices moved lower on weaker demand for Japanese yen-denominated assets.
 During August, newly established long positions in U.S., German, and Japanese fixed-income futures resulted in gains as prices increased in a continuation of a worldwide ?flight-to-quality? after volatility in global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. During September, gains from long positions in U.S. interest rate futures continued as prices moved higher leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. Additional gains of approximately 1.2% were recorded in the metals markets during February, March, and April, from long positions in nickel and copper futures as prices moved higher on speculation that low stockpiles would create a supply shortage in the future and after the International Monetary Fund's strong global growth forecasts bolstered sentiment that demand for base metals would increase in 2007. Further gains were recorded from newly established short positions in nickel futures as prices moved lower during June on news that China would cut stainless steel output. Elsewhere in the metals complex, short positions in silver futures resulted in gains during March and June as
       prices fell amid speculative selling.  Gains of
approximately 0.7% were recorded in the energy markets during March, April, and July, from long futures positions in Brent crude oil and gasoline as prices increased amid concerns of rising geopolitical tension in the Middle East and worries that supplies of European North Sea oil were dwindling. Smaller gains of approximately 0.1% were experienced in the currency sector primarily during April, May, and September, from outright short positions in the U.S. Dollar Index, as well as from long positions in the euro and British pound versus the U.S. dollar, as the value of the euro moved higher after the Ifo Institute stated that German business sentiment had climbed to the second highest on record in April and the value of the British pound moved higher as consistently strong economic data out of the United Kingdom increased speculation that the Bank of England would increase interest rates. In addition, the value of the U.S. dollar moved lower relative to most of its major rivals leading up to and after the U.S. Federal Reserve?s decision to cut interest rates at its September 18, 2007, meeting. A portion of the Partnership?s gains in the first nine months of the year was offset by losses of approximately 2.9% recorded in the global stock index sector during February and early March from long positions in U.S., European, and Pacific Rim stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan
       that the U.S. economy could be due for a recession.  In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July and August, long positions in European and U.S. equity index futures resulted in further losses as prices fell sharply amid speculation that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 1.2% were recorded in the agricultural markets from both short and long positions in lean hog futures as prices moved without consistent direction during January, March, and May, amid conflicting news regarding supply and demand. Meanwhile, long positions in corn futures resulted in losses during January as prices declined due to speculative selling. Further losses were incurred from newly established short positions in corn futures as prices moved higher during May, June, and August, amid lower production and fears that persistent dry weather in global growing regions would significantly decrease supply.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or
       substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $28 million and $37 million, respectively.

Primary Market         September 30, 2008   September 30, 2007
Risk Category             Value at Risk        Value at Risk

Interest Rate	          (0.57)%	   (0.94)%

Equity	            (0.16)	(0.80)

Currency	(0.10)	(0.17)

Commodity	(0.82)	(0.29)

Aggregate Value at Risk	      (1.16)%	   (1.47)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category        High      Low      Average
Interest Rate	(0.58)%	(0.19)%	(0.40)%
Equity	(0.43)	(0.11)	(0.25)
Currency	(0.33)	(0.10)	(0.23)
Commodity	(1.09)	(0.34)	(0.74)
Aggregate Value at Risk	(1.16)%	(0.86)%	(1.01)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four
       quarter-end reporting periods from October 1, 2007, through
September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, Japanese, New Zealand, Canadian, and Hong Kong interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., New Zealand, Australia, and Hong Kong. Demeter anticipates that the G-7 countries? interest rates, as well as New Zealand, Australian, and Hong Kong interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.
       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the S&P 500 (U.S.), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), DAX (Germany), ALL SHARE (South Africa), SPI-200 (Australian), FTSE 100 (U.K.), AEX (Netherlands), Hang Seng (Hong
Kong), TAIWAN (Taiwan), CAC 40 (France), and Euro Stox 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Australian, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of
       currencies, including cross-rates - i.e., positions
between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the British pound, Swiss franc, euro, Norwegian krone, Canadian dollar, Australian dollar, Japanese yen, Hungarian forint, Polish zloty, Swedish krona, New Zealand dollar, Czech koruna, and Mexican peso currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the coffee, lean hogs, wheat, live cattle, cotton, sugar, lumber, soybeans, corn, soybean meal, feeder cattle, cocoa, rapeseed, orange juice, pork bellies, rough rice, soybean oil, raw beans, oats, rubber, and fluid milk markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Metals.  The second largest market exposure of the
Partnership at September 30, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as nickel, aluminum, zinc, copper, lead, and tin, and precious metals, such as gold, platinum, silver, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. The third largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in natural gas, as well as crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Japanese yen, euros, Swiss francs, Canadian dollars, British pounds, Australian dollars, Swedish kronor, Polish zlotych, Mexican pesos, Norwegian kroner, Israeli shekel, Turkish lira, Hong Kong dollars, Hungarian forint, Slovakian koruny, New Zealand dollars, South African rand, Czech koruny, and Singapore dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


Item 4T. CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.


Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS

					SEC
Registration Statement on Form S-1  Units Registered     Effective Date      File Number

Initial Registration	2,000,000.000		September 15, 1994    33-80146
Additional Registration	5,000,000.000		January 31, 1996     333-00494
Additional Registration	1,000,000.000		April 30, 1996       333-03222
Additional Registration	3,000,000.000		February 28, 2000    333-90475
Additional Registration	  5,500,000.000		April 28, 2003      333-104002
   Total Units Registered       16,500,000.000

Units sold through 9/30/08	       8,709,555.229
Units unsold through 9/30/08   __7,790,444.771

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       The aggregate price of the Units sold through September
30, 2008, was $124,124,459.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus and the supplement included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008 to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.


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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2008       By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.