Form 10-Q
period 2009-03-31
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2009-05-15
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes     X      No___________

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No___________

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
		and December 31, 2008 (Unaudited)	2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited)	3

		Statements of Changes in Partners? Capital for the
	Quarters Ended March 31, 2009 and 2008 (Unaudited)..	4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited)	5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited)	6

		Notes to Financial Statements (Unaudited)	7-24

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	25-33

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	33-47

Item 4.	Controls and Procedures	47-48

Item 4T.	Controls and Procedures	48


PART II. OTHER INFORMATION

Item 1A.Risk Factors	49

Item 6.	Exhibits	49



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                           (Unaudited)

<caption>	March 31,	     December 31,
                                                 2009       	     2008
	        $	     $
ASSETS

Trading Equity:
	Unrestricted cash	23,947,620	29,138,620
	Restricted cash	   1,838,111	        212,233

	     Total cash	   25,785,731	     29,350,853

	Net unrealized gain on open contracts (MS&Co.)	768,073	       2,560,293
	Net unrealized gain (loss) on open contracts (MSIP)	       (35,923)	        349,094

	     Total net unrealized gain on open contracts	       732,150	     2,909,387
Options purchased (premiums paid $3,388
         and $0, respectively)                                 1,760	                                ?

	     Total Trading Equity	26,519,641    	32,260,240
Interest receivable (MS&Co.)	            2,744	               274

	     Total Assets	   26,522,385	   32,260,514
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	997,069	1,568,189
Accrued brokerage fees (MS&Co.)	103,662	118,274
Accrued management fees	33,929      	          38,315
Accrued incentive fee	             ? 		                  158,261

	     Total Liabilities	     1,134,660	    1,883,039
Partners? Capital

Limited Partners (1,530,646.452 and
  1,718,093.175 Units, respectively)	25,131,698	30,071,901
General Partner (15,593.331 and
  17,458.331 Units, respectively)	         256,027	       305,574

	     Total Partners? Capital	    25,387,725	 30,377,475

	     Total Liabilities and Partners? Capital	    26,522,385	  32,260,514
NET ASSET VALUE PER UNIT                                              	             16.42 	              17.50

	The accompanying notes are an integral part of these financial statements.


	       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	    	      For the Quarters Ended March 31,


                                                                         		            2009    	      2008
                                                                               	                         $		         $
INVESTMENT INCOME
	Interest income (MS&Co.)	                                                           9,224			       186,355

EXPENSES
	Brokerage fees (MS&Co.)		328,340	393,412
	Management fees	      	107,323	    133,487
	Incentive fee		               ?       	      385,615

	     Total Expenses		      435,663	      912,514

NET INVESTMENT LOSS	                                     (426,439)      	     (726,159)

TRADING RESULTS
Trading profit (loss):
	Realized			781,330	375,743
	Net change in unrealized		  (2,178,865)	       37,915

         Total Trading Results		  (1,397,535)	     413,658


NET LOSS 	                                                              (1,823,974)	    (312,501)


NET LOSS ALLOCATION

	Limited Partners       	                                                     	(1,805,631)	     (309,232)
  	General Partner            		               (18,343)	         (3,269)


NET LOSS PER UNIT

	Limited Partners                                                  		                    (1.11)	 (0.14)
	General Partner                                                  		                    (1.11)	 (0.14)

		                                   Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING         	1,639,802.762	               	2,176,411.442


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2009 and 2008
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners? Capital,
	December 31, 2007	2,233,776.000	34,537,771	373,739	34,911,510

Offering of Units	29,012.198	449,287	?   	449,287

Net Loss                                                                ?   	  	(309,232)	(3,269)	(312,501)

Redemptions	  (130,471.943)	 (2,012,987)	 (1,100)	 (2,014,087)

Partners? Capital,
	March 31, 2008	 2,132,316.255	  32,664,839	  369,370	 33,034,209





Partners? Capital,
	December 31, 2008	1,735,551.506	30,071,901	305,574	30,377,475

Net Loss                                                                ?   	  	(1,805,631)	(18,343)	(1,823,974)

Redemptions	  (189,311.723)	 (3,134,572)	 (31,204)	 (3,165,776)

Partners? Capital,
	March 31, 2009	 1,546,239.783	  25,131,698	  256,027	 25,387,725










The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,
	      2009     	      2008
	      $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	 	(1,823,974)	(312,501)
Noncash item included in net loss:
		Net change in unrealized	2,178,865	(37,915)

(Increase) decrease in operating assets:
		Restricted cash	(1,625,878)	1,544,899
		Net premiums paid for options purchased	(3,388) 	   (15,128)
		Interest receivable (MS&Co.)	(2,470)	    47,723

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	        (14,612)	        (3,734)
		Accrued management fees	(4,386)	3,606
		Accrued incentive fees	     (158,261)   	       13,577

Net cash provided by (used for) operating activities	                      (1,454,104)	  1,240,527


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units 	                                       ?     	347,707
Cash paid for redemptions of Units	    (3,736,896)	   (1,865,913)

Net cash used for financing activities	    (3,736,896)	   (1,518,206)

Net decrease in unrestricted cash	(5,191,000)	         (277,679)

Unrestricted cash at beginning of period	  29,138,620	    30,786,525

Unrestricted cash at end of period	  23,947,620	           30,508,846








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
 Gain/(Loss)

$
%
$
%
$
March 31, 2009, Partnership Net Assets:   $25,387,725









Commodity
          4,706
        0.02
      18,190
        0.07
 22,896
Equity
       (5,934)
       (0.02)
     (46,660)
      (0.18)
(52,594)
Foreign currency
     (158,324)
       (0.63)
   (192,401)
      (0.76)
(350,725)
Interest rate
      417,594
        1.64
        1,812
        0.01
  419,406






     Grand Total:
      258,042
        1.01
   (219,059)
      (0.86)
   38,983

     Unrealized Currency Gain




       2.73

  693,167

     Total Net Unrealized Gain on Open Contracts


  Fair Value
             $
Percentage of
   Net Assets
         %



Options purchased on Futures Contracts
           ?
       ?



Options purchased on Forward Contracts
       1,760
      0.01



Options written on Futures Contracts
           ?
       ?



Options written on Forward Contracts
           ?
       ?






 732,150

December 31, 2008, Partnership Net Assets:   $30,377,475









Commodity
      162,741
        0.53
    711,615
        2.34
 874,356
Equity
      23,152
        0.08
          (334)
           ?
 22,818
Foreign currency
      167,729
        0.55
      63,032
        0.21
230,761
Interest rate
   1,089,765
        3.59
           ?
           ?
1,089,765






     Grand Total:
   1,443,387
        4.75
   774,313
        2.55
2,217,700

     Unrealized Currency Gain




       2.28

  691,687

     Total Net Unrealized Gain on Open Contracts



2,909,387



The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Spectrum Global Balanced L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Global Balanced L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the Futures Interest or the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP").  MS&Co. also acts as the counterparty


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited (?Altis?), and C-View International Limited (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on 100% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage fees to MS&Co.








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

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	  Net Unrealized Gains/(Losses)
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$

Mar. 31, 2009	1,119,714	(387,564)	  732,150	  Mar. 2011	Jun. 2009
Dec. 31, 2008	  2,853,299	56,088	2,909,387	    Jun. 2010	     Apr. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $26,905,445 and $32,204,152 at March 31, 2009, and December 31, 2008, respectively. With respect to the

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.




       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about
Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

             Short
            Unrealized
             Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
   $
       $
    $
    $

 <<c>







Tr  Commodity
             134.082
      (129,376)
      172,920
        (154,730)
              22,896
               327
K   Equity
                 7,450
        (13,384)
         1,990
          (48,650)
             (52,594)
                 31
K   Foreign currency
             155,805
      (314,130)
         48,623
        (241,023)
           (350,725)
            1,206
K   Interest rate
             441,635
             (24,041)
                3,194
         (1,382)
            419,406
               456
K        Total
             738,972
      (480,931)
       226,727
     (445,785)
              38,983

K        Unrealized currency gain




            693,167

K        Total net unrealized gain
            on open contracts




       732,150

Tr  Options purchased
                   ?
          1,760
?
            ?
Tr

Based upon the Trading Advisors? historical trading, it can generally be expected that the Partnership will trade approximately 2,815 round turn contracts per million under management over the course of a year or approximately 705 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisors? volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.

The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.




      MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009, included in Total
Trading Results:



Type of Instrument
  $
Tr  Commodity
            (377,962)
K   Equity
            (163,841)
K   Foreign currency
            (637,658)
K   Interest rate
            (219,554)
K   Unrealized currency gain
                 1,480
K        Total
        (1,397,535)

<table> <caption> Line Item on the Statements of Operations for the Three Months Ended March 31, 2009:


Trading Results
  $
Tr  Realized
             781,330
K   Net change in unrealized
         (2,178,865)
K      Total trading results
  (1,397,535)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.



5.  Fair Value Measurements
Management has continued to evaluate the application of SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of a particular input to the fair value measurement in its entirety

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

requires judgment, and considers factors specific to the investment.

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009 and December 31, 2008:
<table> <captioin>
March 31, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
   (Level 3)




       Total

Net unrealized gain (loss) on open
  contracts

    $1,119,714

$(387,564)

 n/a


  $732,150
Options purchased
               ?

$     1,760
 n/a

 $    1,760

<table> <caption> December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
   (Level 3)




       Total

Net unrealized gain on open contracts
$2,853,299
$56,088
 n/a

  $2,909,387

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.



In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.


8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

wholly owned subsidiary of Morgan Stanley Smith Barney Holdings
LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisors. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.

























       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forwards and options trading accounts established for each Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
      from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 24 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(1,388,311) and expenses totaling $435,663, resulting in a net loss of $1,823,974 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $17.50 at December 31, 2008, to $16.42 at March 31, 2009.

The most significant trading losses of approximately 2.1% were recorded in the currency sector primarily during January from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. Additional losses were recorded during March from short positions in the Mexican peso, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed lower against most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Within the agricultural markets, losses of approximately 1.1% were incurred primarily during March from short futures positions in the soybean complex, feeder cattle, coffee, and sugar as prices rose on speculation that government bailouts might help revive the world economy and
       boost demand for these commodities. Smaller losses of approximately 0.6% were experienced in the global interest rate sector primarily during January from long positions in U.S. and German fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boost spending in an effort to ease the deepening economic slump. Smaller losses were also experienced during February from long positions in Australian fixed-income futures as prices dropped on sentiment that the Reserve Bank of Australia might slow the pace of interest rate cuts. Within the metals complex, losses of approximately 0.6% were recorded throughout the quarter from short futures positions in lead and zinc as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. During March, losses were also recorded from long positions in gold futures as prices fell amid a rebound in the global equity markets. Lastly, losses of approximately 0.6% were incurred within the global equity index sector, primarily during March, from short positions in European equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system.? Prices were also supported higher after the U.S. Treasury Department announced plans to rid U.S. banks of toxic assets, thereby reducing risk aversion. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% achieved in the energy sector
       throughout the quarter from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.
For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $600,013 and expenses totaling $912,514, resulting in a net loss of $312,501 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit decreased from $15.63 at December 31, 2007, to $15.49 at March 31, 2008.

The most significant trading gains of approximately 3.9% were recorded in the agricultural markets during January and February from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Meanwhile, long futures positions in the soybean complex and corn resulted in gains during January as prices increased following news that global production might drop, while rising energy prices might boost demand for alternative biofuels. Further gains were achieved during February in these markets as prices continued to move higher amid speculation that demand from China might climb after severe winter storms damaged some of the nation?s major crops. Elsewhere, long positions in sugar futures experienced gains primarily during January and February as prices rose on speculation that future demand would strengthen amid worries regarding future supply. Additional gains of
       approximately 1.4% were recorded in the currency sector during February and March from short positions in the U.S. dollar versus the euro, Japanese yen, and Canadian dollar as the value of the U.S. dollar weakened against most of its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. The value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Furthermore, the U.S. dollar weakened against its major rivals in March following news of weaker-than-expected U.S. retail sales and U.S. consumer confidence at a 16-year low. Finally, the value of the U.S. dollar was pulled lower due to several interest rate cuts by the U.S. Federal Reserve as well as indications that interest rates would continue to decline. Elsewhere in the currency markets, gains were experienced during March from short positions in the Korean won versus the U.S. dollar as the value of the Korean won decreased relative to the U.S. dollar at the beginning of the month amid news of a widening Current-Account deficit in Korea. Smaller gains of approximately 0.5% were recorded in the metals markets primarily during February from long positions in tin and copper futures as prices moved higher on reports of falling inventories amid rising demand from China and India. Elsewhere, long positions in gold, silver, and platinum futures resulted in gains during February as prices increased due to a declining U.S.
       dollar and concerns of accelerating global inflation.  A portion of the Partnership?s trading gains for the quarter was offset by losses of approximately 2.3% recorded in the global stock index sector primarily during January from long positions in German, British, U.S., and Japanese equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth for the foreseeable future. Additional losses of approximately 1.0% were recorded in the energy markets primarily during January from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil and its related products incurred losses as prices reversed lower during January on fears that a possible economic recession in the U.S. would curb demand from the world's largest energy consumer. Smaller losses of approximately 0.8% were recorded in the global interest rate sector primarily during January from short positions in U.S. and German fixed-income futures as prices moved higher amid a sharp decline in global equity markets, the aforementioned fears of a recession in the United States, and speculation that global interest rates would move lower.




       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the
       net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed. Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account
       linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009 and 2008. At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $25 million and $33 million, respectively.

Primary Market            March 31, 2009      March 31, 2008
Risk Category             Value at Risk        Value at Risk
Interest Rate	        (0.58)% 	   (0.58)%

Currency	(0.22)	(0.33)

Equity	           (0.03) 	(0.11)

Commodity	(0.28)	(0.34)

Aggregate Value at Risk	      (0.60)%	   (0.88)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008 through March 31, 2009.

Primary Market Risk Category        High      Low      Average
Interest Rate	(0.60)%	(0.19)%	(0.49)%
Currency	(0.30)	(0.10)	(0.19)
Equity	(0.30)	(0.03)	(0.14)
Commodity	(1.09)	(0.28)	(0.66)
Aggregate Value at Risk	(1.16)%	(0.60)%	(0.90)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Interest Rate. The second largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, Canadian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia and New Zealand. Demeter anticipates that the G-7
       countries? interest rates, as well as Australian and New
Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At March 31, 2009, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to the Swiss franc, euro, British pound, Australian dollar, Swedish krona, Canadian dollar, New Zealand dollar, Japanese yen, Turkish lira, Czech koruna, Hungarian forint, Polish zloty, South African rand, Norwegian krone, and Danish krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the
       risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), FTSE 100 (U.K.), NASDAQ 100 (U.S.), NIKKEI 225 (Japan), TOPIX (Japan), Canadian S&P 60 (Canada), Hang Seng (Hong Kong), CAC 40 (France), Dow Jones (U.S.), TAIWAN (Taiwan), AEX (The Netherlands), ALL SHARE (South Africa), and Singapore Free (Singapore) stock indices.
The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, South African, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure was to the coffee, wheat, sugar, cocoa, live cattle, fluid milk, lean hogs, lumber, soybean meal, soybean oil, cotton,
       soybeans, corn, rough rice, rapeseed, oats, rubber,
and raw beans markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The third largest market exposure of the Partnership at March 31, 2009, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, nickel, zinc, lead, tin, and aluminum, and precious metals, such as gold and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisors utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced
      in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in Australian dollars, euros, Japanese yen, British pounds, New Zealand dollars, Canadian dollars, Czech koruny, South African rands, Polish zlotych, Hungarian forint, Mexican pesos, Norwegian krone, Swiss francs, Singapore dollars, Swedish kronor, Turkish lira, Hong Kong dollars, and Israeli shekel. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors
       and by daily monitoring their performance. In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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


Item 4T. CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.


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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

May 15, 2009            By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





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




                       Morgan Stanley Spectrum
                       Global Balanced L.P. (Registrant)

                       By: Demeter Management LLC
                           (General Partner)

May 15, 2009           By:
                           Christian Angstadt
                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






2023: