Form 10-Q
period 2009-06-30
MORGAN STANLEY SPECTRUM GLOBAL BALANCED LP
filed 2009-08-12
CIK 925266

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-26340

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      13-3782232
(State or other jurisdiction of			 	  (I.R.S. Employer
incorporation or organization)			       Identification No.)

Demeter Management LLC
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

Large accelerated filer_______ 		Accelerated filer______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____   No    X


	       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2009



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008	2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008	3

		Statements of Changes in Partners? Capital for the
	Six Months Ended June 30, 2009 and 2008.....	4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008	5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008	6

		Notes to Financial Statements	7-24

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations	25-37

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk	37-51

Item 4.	Controls and Procedures	51-52

Item 4T.	Controls and Procedures	52


PART II. OTHER INFORMATION

Item 1A.Risk Factors	53

Item 6.	Exhibits	53



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                           (Unaudited)
	 June 30,	     December 31,
           	          2009       	     2008
   $	     $
ASSETS

Trading Equity:
	Unrestricted cash	20,988,144	29,138,620
	Restricted cash	     1,026,298	        212,233

	     Total cash	   22,014,442	     29,350,853
	Net unrealized gain on open contracts (MS&Co.)	1,378,348	       2,560,293
	Net unrealized gain (loss) on open contracts (MSIP)	       (32,062)	        349,094

	     Total net unrealized gain on open contracts	    1,346,286	     2,909,387

Options purchased (premiums paid $19,867
         and $0, respectively)                                                  12,747                               ?

	     Total Trading Equity	    23,373,475	32,260,240

Interest receivable (MS&Co.)	            1,885	               274

	     Total Assets	    23,375,360	   32,260,514

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	541,605	1,568,189
Accrued brokerage fees (MS&Co.)	91,618	118,274
Accrued management fees	      29,945	          38,315
Options written (premiums received $4,459 and 0,
  respectively)							     10,510		       ?
Accrued incentive fee	               ?       		                  158,261

	     Total Liabilities	           673,678	    1,883,039

Partners? Capital

Limited Partners (1,389,276.116 and
  1,718,093.175 Units, respectively)	22,473,461	30,071,901
General Partner (14,108.331 and
  17,458.331 Units, respectively)	          228,221	       305,574

	     Total Partners? Capital	     22,701,682	 30,377,475

	     Total Liabilities and Partners? Capital	    23,375,360	  32,260,514

NET ASSET VALUE PER UNIT                                              	              16.18	              17.50

	The accompanying notes are an integral part of these financial statements. </table>


       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                             For the Three Months	                         For the Six Months
  	             Ended June 30,    	                        Ended June 30,

                              2009   	                   2008    	       2009   	      2008
                                     $	                    $		          $	 	    $
INVESTMENT INCOME
	Interest income (MS&Co.)                             	7,105           	     126,294		        16,329	     312,649

EXPENSES
	Brokerage fees (MS&Co.)	                            282,778                367,552	611,118		760,964
	Management fees	92,518	   133,366	199,841	    	266,853
	Incentive fees	           ?       	       83,718	                ?       		      469,333

		   Total Expenses 	       375,296	     584,636	     810,959		   1,497,150

NET INVESTMENT LOSS 	      (368,191)	   (458,342)	    (794,630)		 (1,184,501)

TRADING RESULTS
Trading profit (loss):
	Realized	(574,750)	(780,353)	206,580		(404,610)
	Net change in unrealized	       602,593	  1,552,983	   (1,576,272)		  1,590,898

		  Total Trading Results	         27,843	     772,630	   (1,369,692)		  1,186,288

NET INCOME (LOSS)	      (340,348)	              314,288	    (2,164,322)	         	         1,787

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(336,922)	310,481	(2,142,553)	           	1,249
	General Partner 	(3,426)	3,807	(21,769)		538

NET INCOME (LOSS) PER UNIT

	Limited Partners                                             	 (0.23)	0.17 	(1.39) 	 	0.03
	General Partner                                               	(0.23)	0.17	(1.39)    	0.03

	                                                       Units                   Units     	               Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                       1,472,204.927  	    2,084,973.886     	1,557,398.710	2,130,460.722







	The accompanying notes are an integral part of these financial statements. </table>
       <table>	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2009 and 2008
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$
Partners? Capital,
	December 31, 2007	2,233,776.000	34,537,771	373,739	34,911,510

Offering of Units	61,403.486	946,094	?    	946,094

Net Income                                                                ?   	  	1,249	538	1,787

Redemptions	                                                (261,454.238)	 (4,012,333)	    (5,936)	 (4,018,269)

Partners? Capital,
	June 30, 2008	 2,033,725.248	  31,472,781	   368,341	 31,841,122





Partners? Capital,
	December 31, 2008	1,735,551.506	30,071,901	305,574	30,377,475

Net Loss                                                                ?   	  	(2,142,553)	(21,769)	(2,164,322)

Redemptions	                                                (332,167.059)	 (5,455,887)	    (55,584)	 (5,511,471)

Partners? Capital,
	June 30, 2009	 1,403,384.447	  22,473,461	  228,221	 22,701,682













The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months  Ended June 30,

	      2009     	      2008
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(2,164,322)	1,787
Noncash item included in net income (loss):
		Net change in unrealized	1,576,272	(1,590,898)

(Increase) decrease in operating assets:
		Restricted cash	(814,065)	2,316,617
		Net premiums paid for options purchased	(19,867)	    41,828
		Interest receivable (MS&Co.)	 (1,611)	   6,042

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (MS&Co.)	        (26,656)	        (16,116)
		Accrued management fees	(8,370)	(787)
		Premiums received from options written	           4,459	         ?
		Accrued incentive fees	           (158,261)	       83,718

Net cash provided by (used for) operating activities	                      (1,612,421)	    842,191

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units 	                                           ?         	778,752
Cash paid for redemptions of Units	    (6,538,055)	   (3,687,006)

Net cash used for financing activities	    (6,538,055)	   (2,908,254)

Net decrease in unrestricted cash	(8,150,476)	         (2,066,063)

Unrestricted cash at beginning of period	   29,138,620	    30,786,525

Unrestricted cash at end of period	   20,988,144	           28,720,462







	The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
  Net Assets
       Net
  Unrealized
 Gain/(Loss)

$
%
$
%
$
June 30, 2009, Partnership Net Assets:   $22,701,682



Commodity
        54,059
        0.24
     102,427
        0.45
 156,486
Equity
     (15,658)
       (0.07)
        6,270
        0.03
   (9,388)
Foreign currency
        33,696
        0.15
     (14,747)
       (0.07)
  18,949
Interest rate
      253,589
        1.12
     (15,760)
       (0.07)
   237,829






     Grand Total:
      325,686
        1.44
      78,190
        0.34
  403,876

     Unrealized Currency Gain




       4.15

  942,410

     Total Net Unrealized Gain on Open Contracts


  Fair Value
            $
Percentage of
   Net Assets
         %






Options purchased on Futures Contracts
           ?
       ?



Options purchased on Forward Contracts
         12,747
       0.06



Options written on Futures Contracts
           ?
       ?



Options written on Forward Contracts
       (10,510)
    (0.05)






  1,346,286

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

June 30, 2009

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

1.  Organization
Morgan Stanley Spectrum Global Balanced L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s general partner is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited (?Altis?), and C-View International Limited (each individually, a ?Trading Advisor?, or collectively, the ?Trading Advisors?).

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.
       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net woth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

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


Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	  Net Unrealized Gains/(Losses)
	  on Open Contracts 	Longest Maturities

	 Exchange-	  Off-Exchange-		Exchange-	Off-Exchange-
Date	    Traded 	     Traded   	Total	 Traded  	   Traded
	 $	$	$
Jun. 30, 2009	1,374,660	(28,374)	1,346,286	Jun. 2011	Sep. 2009
Dec. 31, 2008	  2,853,299	56,088	2,909,387	    Jun. 2010	     Apr. 2009

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate, totaled $23,389,102 and $32,204,152 at June 30, 2009, and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about
Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.



The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009, and reflects the contracts outstanding at such time.

       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

         Long
            Unrealized
           Gain

       Long
        Unrealized
       Loss

             Short
            Unrealized
             Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

     $
   $
       $
    $
    $

June 30, 2009






 Commodity
253,212
   (199,153)
151,714
   (49,287)
156,486
           286
   Equity
9,642
(25,300)
7,011
(741)
(9,388)
             31
   Foreign currency
145,146
(111,450)
37,098
(51,845)
  18,949
           827
  Interest rate
    259,381
    (5,792)
         4,860
      (20,620)
    237,829
           292
        Total
    667,381
   (341,695)
     200,683
   (122,493)
     403,876

        Unrealized currency gain




          942,410

       Total net unrealized gain
            on open contracts





  1,346,286

Options purchased, fair value
?
12,747
?
?


Options written, fair value
?
?
?
       (10,510)


The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in
Total Trading Results:


For the Three Months
For the Six Months

Ended June 30, 2009
Ended June 30, 2009
Type of Instrument
  $
$
Commodity
                (16,681)
               (394,643)
  Equity
                  88,018
                  (75,823)
   Foreign currency
                  13,698
                (623,960)
   Interest rate
              (306,436)
                (525,990)
   Unrealized currency gain
                249,244
                 250,724
        Total
                  27,843
             (1,369,692)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

For the Three Months
For the Six Months

Ended June 30, 2009
Ended June 30, 2009
Trading Results
  $
$
  Realized
              (574,750)
              206,580
   Net change in unrealized
         602,593
    (1,576,272)
      Total trading results
           27,843
    (1,369,692)



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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


       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:

June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
   (Level 3)




       Total

Net unrealized gain (loss) on open
  contracts

   $1,374,660

    $(28,374)

 n/a


  $1,346,286
Options purchased
       ?
$ 12,747
 n/a

 $     12,747






Liabilities





Options written
       ?
$ 10,510
 n/a

 $     10,510


       <table> MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
   (Level 3)




       Total

Net unrealized gain on open contracts
   $2,853,299
$ 56,088
 n/a

  $2,909,387

7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.













       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents

       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.



       MORGAN STANLEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.






























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

Results of Operations
General. The Partnership?s results depend on the Trading Advisors and the ability of each Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors? trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $34,948 and expenses totaling $375,296, resulting in a net loss of $340,348 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $16.42 at March 31, 2009, to $16.18 at June 30, 2009.

The most significant trading losses of approximately 0.9% were incurred within the global interest rate sector primarily during April and June. During April, losses were experienced from long positions in European and U.S. fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were recorded in June from long positions in short-term European fixed-income futures as prices declined amid rising investor confidence due to better-than-expected economic data. Within the metals sector, losses of approximately 0.4% were recorded primarily during April and June from short positions in aluminum futures as prices moved higher amid sentiment that efforts by the Chinese government to revive the nation?s economy might boost demand for the base metal. Meanwhile, long positions in zinc futures resulted in losses as prices fell during June amid speculative selling. Elsewhere in
       the metals markets, long futures positions in gold and silver resulted in losses as prices reversed lower in June due to a sharp rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% experienced within the global stock index sector, primarily during April and May, from long positions in European and Hong Kong equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Smaller gains of approximately 0.2% were recorded within the agricultural markets, primarily during April and May, from long positions in soybean meal futures as prices increased on speculation of increased demand from China and news of a bigger-than-expected drop in world inventories. Additional gains were experienced from short positions in lean hog futures as prices fell on speculation that demand for U.S. pork products might remain sluggish due to ongoing swine flu concerns. Elsewhere, short positions in fluid milk futures resulted in gains as prices fell amid weak demand. Furthermore, gains were achieved from long positions in sugar futures as prices moved higher on expectations of a drop in global production. Lastly, gains of approximately 0.1% were achieved in the energy markets, primarily during May, from long positions in gasoline futures as prices
       moved higher on optimism that a possible rebound in global economic growth might boost energy demand.

The Partnership recorded total trading results including interest income totaling $(1,353,363) and expenses totaling $810,959, resulting in a net loss of $2,164,322 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $17.50 at December 31, 2008, to $16.18 at June 30, 2009.

The most significant trading losses of approximately 2.1% were recorded in the currency sector primarily during March, April, and May from short positions in the Australian dollar, Mexican peso, and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additional losses were incurred during June from long positions in the euro and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher amid speculation that the U.S. Federal Reserve might raise interest rates amid news that U.S. payrolls fell less-than-expected in May. Within the global interest rate sector, losses of approximately 1.5% were incurred primarily during January from long positions in U.S. and European fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic
       slump.  Additional losses were incurred during April and
June from long positions in U.S. and European fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy?s reduced demand for the relative ?safety? of government bonds. Losses of approximately 1.0% were recorded in the metals sector throughout a majority of the first half of the year from short futures positions in zinc, lead, and aluminum as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Further losses were recorded during June from newly established long positions in zinc futures as prices fell amid speculative selling. Meanwhile, losses were also incurred during March and June from long positions in gold and silver futures as prices fell amid a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. Smaller losses of approximately 0.9% were incurred within the agricultural complex primarily during March and June from short futures positions in feeder cattle and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities. Further losses in the agricultural complex were recorded, primarily during June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.5% experienced within the energy markets throughout the first quarter and April
       from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $898,924 and expenses totaling $584,636, resulting in net income of $314,288 for the three months ended
June 30, 2008. The Partnership?s net asset value per Unit increased from $15.49 at March 31, 2008, to $15.66 at June 30,
2008.

The most significant trading gains of approximately 4.3% were experienced in the energy markets throughout the second quarter of 2008 from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005 amid forecasts for warmer weather throughout the United States. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Additional gains of approximately 0.9% were recorded in the metals markets throughout the second quarter of 2008 from short positions in nickel, lead, and zinc futures as prices fell
       amid rising inventories and slower demand.  Smaller gains of approximately 0.3% were recorded in the global stock index sector primarily during May from long positions in U.S. and European equity index futures as prices moved higher amid news of increased merger and acquisition activity and better-than-expected corporate earnings. A portion of the Partnership?s gains for the second quarter of 2008 was offset by losses of approximately 1.3% in the global interest rate sector primarily during April from long positions in U.S. and Japanese fixed-income futures as prices moved lower amid speculation that the U.S. Federal Reserve and Bank of Japan might not ease borrowing costs as much as previously expected due to accelerating global inflation. Additional losses of approximately 1.3% were incurred in the currency sector primarily during April from short positions in the euro versus the U.S. dollar as the value of the euro strengthened against the U.S. dollar on speculation that the European Central Bank might raise interest rates in response to rising inflation. Meanwhile, short positions in the Canadian dollar versus the U.S. dollar resulted in losses primarily during June as the value of the Canadian dollar moved higher against the U.S. dollar amid rising energy prices. Losses were also recorded from short positions in the British pound versus the Swiss franc and U.S. dollar as the value of the British pound strengthened against these currencies during April and June amid speculation that the Bank of England might slow the pace of interest rate cuts amid concerns of accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $1,498,937 and expenses totaling $1,497,150, resulting in net income of $1,787 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $15.63 at December 31, 2007, to $15.66 at June 30, 2008.

The most significant trading gains of approximately 3.8% were recorded in the agricultural markets primarily during January, February, and June from long futures positions in the soybean complex as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. During January and February, gains were experienced from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Meanwhile, long positions in corn futures resulted in gains as prices moved higher during January, February, and June on supply concerns and rising demand for alternative fuels made from crops. Elsewhere, gains were experienced from long positions in cocoa futures primarily during January, February, and June as prices moved higher amid supply disruptions in the Ivory Coast, the world?s largest producer. Additional gains of approximately 3.2% were recorded in the energy markets primarily during February, April, May, and June from long futures positions in crude oil and its related products as prices moved higher due to supply threats in
       Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage. Elsewhere, long positions in natural gas futures resulted in gains as prices rose after U.S. inventories declined to the lowest level since 2005 amid forecasts for warmer weather throughout the United States. Furthermore, futures prices for crude oil, its related products, and natural gas were also pressured higher due to continued weakness in the U.S. dollar. Smaller gains of approximately 1.4% were experienced in the metals markets primarily during February from long positions in tin futures as prices moved higher on reports of falling inventories amid rising demand from China and India. During April, May, and June, gains were achieved from short positions in nickel, lead, and zinc futures as prices fell amid rising inventories and fears that a slowing global economy would result in weak future demand. A portion of the Partnership?s gains for the first six months of 2008 was offset by losses of approximately 2.1% within the global stock index sector primarily during January from long positions in German, British, U.S., and Japanese equity index futures as prices moved lower on concerns that mounting losses linked to U.S. subprime mortgage investments would continue to erode corporate earnings and curb global economic growth. Additional losses of approximately 2.1% were recorded in the global interest rate sector primarily during January from short positions in U.S. and German fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the
       United States.  During April, further losses were incurred from long positions in U.S. and Japanese fixed-income futures as prices moved lower amid speculation that the U.S. Federal Reserve and Bank of Japan might not ease borrowing costs as much as previously expected due to accelerating global inflation.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through
       variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative
       trading.  The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

       The Partnership?s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $23 million and $32 million, respectively.

Primary Market            June 30, 2009        June 30, 2008
Risk Category             Value at Risk        Value at Risk

Currency	(0.62)%	(0.30)%

Interest Rate	       (0.37)  	   (0.19)

Equity	            (0.33)	(0.30)

Commodity	(0.51)	(1.09)

Aggregate Value at Risk	      (0.98)%	   (1.11)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008 through June 30, 2009.

Primary Market Risk Category        High      Low      Average
Currency	(0.62)%	(0.15)%	(0.32)%
Interest Rate	(0.60)	(0.19)	(0.43)
Equity	(0.33)	(0.03)	(0.19)
Commodity	(1.09)	(0.28)	(0.58)
Aggregate Value at Risk	(1.11)%	(0.60)%	(0.85)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisors, in general, tend to utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to the euro, Polish zloty, Australian dollar, Japanese yen, British pound, Norwegian krone, Canadian dollar, New Zealand dollar, Swedish krona, Swiss franc, Czech koruna, Danish krone, Hungarian forint, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2009, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian,
       and Canadian interest rate sectors.  Interest rate
movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates, as well as Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary exposures were to the SPI 200 (Australia), IBEX 35 (Spain), NIKKEI 225

(Japan), NASDAQ 100 (U.S.), DAX (Germany), S&P 500 (U.S.), FTSE 100 (U.K.), GS COMMODITY (U.S.), Hang Seng (Hong Kong), TOPIX (Japan), AEX (The Netherlands), Dow Jones (U.S.), CAC 40 (France), and ALL SHARE (South Africa) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, South African, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the soybean meal, sugar, coffee, wheat, lean hogs, corn, feeder cattle, cotton, fluid milk, cocoa, orange juice, rubber, soybeans, oats, rapeseed, live cattle, and rough rice markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The third largest market exposure of the Partnership at June 30, 2009, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the
       price of base metals, such as copper, nickel, lead,
tin, zinc, and aluminum, and precious metals, such as gold, silver, and palladium. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets

Energy. At June 30, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in Australian dollars, Japanese yen, British pounds, euros, Czech koruny, Hungarian forint, New Zealand dollars,
Norwegian krone, Mexican pesos, Canadian dollars, South
       African rands, Swedish kronor, Hong Kong dollars,
Turkish lira, Swiss francs, Polish zlotych, Israeli shekel, Singapore dollars, and Danish krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general
       partner of the Partnership, have evaluated the
effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.


Item 4T. CONTROLS AND PROCEDURES
Not applicable.







       PART II.  OTHER INFORMATION

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.


Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Morgan Stanley Spectrum
                        Global Balanced L.P. (Registrant)

                        By:   Demeter Management LLC
                              (General Partner)

August 12, 2009         By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











-

- 53 -


?