Form 10-Q
period 2009-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2009-11-13
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-26340

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3782232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Morgan Stanley Spectrum Global Balanced L.P.
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2009 and December 31, 2008	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2009 and 2008	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5

	Condensed Schedules of Investments as of September 30, 2009 and December 31, 2008	6

	Notes to Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-42

Item 4.	Controls and Procedures	43

Item 4T.	Controls and Procedures	43

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS	$	$

Trading Equity:

Unrestricted cash	18,939,110	29,138,620
Restricted cash	988,142	212,233

Total cash	19,927,252	29,350,853

Net unrealized gain on open contracts (MS&Co.)	1,778,597	2,560,293
Net unrealized gain on open contracts (MSIP)	42,935	349,094

Total net unrealized gain on open contracts	1,821,532	2,909,387

Options purchased (premiums paid $12,337 and $0, respectively)	4,864	–

Total Trading Equity	21,753,648	32,260,240

Interest receivable (MS&Co.)	1,112	274

Total Assets	21,754,760	32,260,514

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	268,937	1,568,189
Accrued brokerage fees (MS&Co.)	83,068	118,274
Accrued management fees	26,997	38,315
Options written (premiums received $3,209 and $0, respectively)	1,251	–
Accrued incentive fee	–	158,261

Total Liabilities	380,253	1,883,039

Partners’ Capital

Limited Partners (1,324,611.475 and 1,718,093.175 Units, respectively)	21,159,633	30,071,901
General Partner (13,451.331 and 17,458.331 Units, respectively)	214,874	305,574

Total Partners’ Capital	21,374,507	30,377,475

Total Liabilities and Partners’ Capital	21,754,760	32,260,514

NET ASSET VALUE PER UNIT	15.97	17.50

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	6,675	113,183	23,004	425,832

EXPENSES
Brokerage fees (MS&Co.)	253,850	346,314	864,968	1,107,278
Management fees	82,705	118,513	282,546	385,366
Incentive fees	–	–	–	469,333

Total Expenses	336,555	464,827	1,147,514	1,961,977

NET INVESTMENT LOSS	(329,880)	(351,644)	(1,124,510)	(1,536,145)

TRADING RESULTS
Trading profit (loss):
Realized	(438,219)	(572,924)	(231,639)	(977,534)
Net change in unrealized	482,902	(1,240,531)	(1,093,370)	350,367

Total Trading Results	44,683	(1,813,455)	(1,325,009)	(627,167)

NET LOSS	(285,197)	(2,165,099)	(2,449,519)	(2,163,312)

NET LOSS ALLOCATION

Limited Partners	(282,326)	(2,140,041)	(2,424,879)	(2,138,792)
General Partner	(2,871)	(25,058)	(24,640)	(24,520)

NET LOSS PER UNIT

Limited Partners	(0.21)	(1.07)	(1.64)	(1.04)
General Partner	(0.21)	(1.07)	(1.64)	(1.04)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	1,367,154.389	1,987,011.855	1,496,702.408	2,082,754.722

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2007	2,233,776.000	34,537,771	373,739	34,911,510

Offering of Units	89,453.038	1,356,443	–	1,356,443

Net Loss	–	(2,138,792)	(24,520)	(2,163,312)

Redemptions	(404,965.378)	(6,102,694)	(12,807)	(6,115,501)

Partners’ Capital,
September 30, 2008	1,918,263.660	27,652,728	336,412	27,989,140

Partners’ Capital,
December 31, 2008	1,735,551.506	30,071,901	305,574	30,377,475

Net Loss	–	(2,424,879)	(24,640)	(2,449,519)

Redemptions	(397,488.700)	(6,487,389)	(66,060)	(6,553,449)

Partners’ Capital,
September 30, 2009	1,338,062.806	21,159,633	214,874	21,374,507

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2009	2008
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(2,449,519)	(2,163,312)
Noncash item included in net loss:
Net change in unrealized	1,093,370	(350,367)

(Increase) decrease in operating assets:
Restricted cash	(775,909)	1,873,402
Net premiums paid for options purchased	(12,337)	(14,339)
Interest receivable (MS&Co.)	(838)	67,758

Increase (decrease) in operating liabilities:
Accrued brokerage fees (MS&Co.)	(35,206)	(25,320)
Accrued management fees	(11,318)	(7,724)
Net premiums received from options written	3,209	7,565
Accrued incentive fee	(158,261)	–

Net cash used for operating activities	(2,346,809)	(612,337)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	–	1,303,182
Cash paid for redemptions of Units	(7,852,701)	(5,380,428)

Net cash used for financing activities	(7,852,701)	(4,077,246)

Net decrease in unrestricted cash	(10,199,510)	(4,689,583)

Unrestricted cash at beginning of period	29,138,620	30,786,525

Unrestricted cash at end of period	18,939,110	26,096,942

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2009 and December 31, 2008 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
September 30, 2009, Partnership Net Assets: $21,374,507

Commodity	146,655	0.69	114,241	0.53	260,896
Equity	33,829	0.16	(3,675)	(0.02)	30,154
Foreign currency	126,241	0.59	121,910	0.57	248,151
Interest rate	301,092	1.41	7,744	0.04	308,836

Grand Total:	607,817	2.85	240,220	1.12	848,037

Unrealized Currency Gain				4.55	973,495

Total Net Unrealized Gain on Open Contracts					1,821,532
Options Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	4,864	0.02
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(1,251)	(0.01)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
December 31, 2008, Partnership Net Assets: $30,377,475

Commodity	162,741	0.53	711,615	2.34	874,356
Equity	23,152	0.08	(334)	–	22,818
Foreign currency	167,729	0.55	63,032	0.21	230,761
Interest rate	1,089,765	3.59	–	–	1,089,765

Grand Total:	1,443,387	4.75	774,313	2.55	2,217,700

Unrealized Currency Gain				2.28	691,687

Total Net Unrealized Gain on Open Contracts					2,909,387

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Global Balanced L.P. (formerly, Morgan Stanley Spectrum Global Balanced L.P.) (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

1.  Organization
Morgan Stanley Smith Barney Spectrum Global Balanced L.P. (formerly, Morgan Stanley Spectrum Global Balanced L.P.) is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the "Spectrum Series").

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective September 29, 2009, Demeter Management LLC (“Demeter”), the general partner of the Partnership, changed the name of Morgan Stanley Spectrum Global Balanced L.P. to Morgan Stanley Smith Barney Spectrum Global Balanced L.P.

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the market price of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership’s general partner is Demeter.  The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. The trading advisors to the Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited (“Altis”), and C-View International Limited (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed.  MS&Co. pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

ASC 740-10, Income Taxes (which incorporates former FASB No. 109 and FASB Interpretation No. 48, Income Taxes), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.   The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by ASC 815-10-15, Derivative and Hedging (formerly, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2009	1,750,930	70,602	1,821,532	Sep. 2011	Dec. 2009
Dec. 31, 2008	2,853,299	56,088	2,909,387	Jun. 2010	Apr. 2009

The Partnership has credit risk associated with counterparty non-performance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $21,678,182

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and $32,204,152 at September 30, 2009, and December 31, 2008, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivative and Hedging
ASC 815-10-65, Derivative and Hedging (formerly, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133), which was issued in March 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership’s financial position, financial performance, and cash flows.  ASC 815-10-65 was effective as of January 1, 2009, for the Partnership.

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership’s investments as required by ASC 815-10-65 as of September 30, 2009 and reflects the contracts outstanding at such time.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Total number of outstanding contracts (absolute quantity)
	$	$	$	$	$

Commodity	261,585	(114,930)	183,220	(68,979)	260,896	238
Equity	58,540	(24,711)	–	(3,675)	30,154	55
Foreign currency	164,913	(38,672)	161,519	(39,609)	248,151	922
Interest rate	309,846	(8,754)	10,087	(2,343)	308,836	415
Total	794,884	(187,067)	354,826	(114,606)	848,037

Unrealized currency gain					973,495
Total net unrealized gain on open contracts					1,821,532

Option Contracts at Fair Value
Options purchased	$4,864
Options written	$(1,251)

The following tables summarize the net trading results of the Partnership during the three and nine month periods as required by the disclosures about Derivative and Hedging Topics of ASC 815-10-65.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009 included in Total Trading Results:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Type of Instrument	$	$

Commodity	(475,520)	(870,163)
Equity	339,706	263,883
Foreign currency	(12,624)	(636,584)
Interest rate	162,037	(363,953)
Unrealized currency gain	31,084	281,808
Total	44,683	(1,325,009)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2009:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Trading Results	$	$

Realized	(438,219)	(231,639)
Net change in unrealized	482,902	(1,093,370)
Total Trading Results	44,683	(1,325,009)

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
As defined by ASC 820-10-55, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments by the above ASC 820-10-55 fair value hierarchy as of September 30, 2009 and December 31, 2008:
September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on open contracts	1,750,930	70,602	n/a	1,821,532
Options purchased	–	4,864	n/a	4,864

Liabilities
Options written	–	1,251	n/a	1,251

December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on open contracts	2,853,299	56,088	n/a	2,909,387

7. Recent Accounting Pronouncements
(a)  Fair Value Measurements
ASC 820-10-65, Fair Value Measurements (formerly, FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), was issued in April 2009.  ASC 820-10-65

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  ASC 820-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Partnership’s financial statements.

(b)  Financial Instruments
ASC 825-10-65, Financial Instruments (formerly, FSP SFAS No. 107-1 and Accounting Principals Board No. 28-1, Interim Disclosures About Fair Value of Financial Instruments), was issued in April 2009.  ASC 825-10-65 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  ASC 825-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption ASC 825-10-65 did not have a material impact on the Partnership’s financial statements.

(c)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
(formerly, Morgan Stanley Spectrum Global Balanced L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009.  Management has performed its evaluation of subsequent events through November 13, 2009, the date these financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits".  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating their futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies.  The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses.  Either of these market conditions could result in restrictions on redemptions.  For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2009 and 2008, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the Financial Statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total trading results including interest income totaling $51,358 and expenses totaling $336,555, resulting in a net loss of $285,197 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit decreased from $16.18 at June 30, 2009, to $15.97 at September 30, 2009.

The most significant trading losses of approximately 1.8% were incurred in the energy sector during July from short futures positions in crude oil and its related products as prices moved higher during the latter half of the month amid better-than-expected quarterly earnings reports and positive economic data, which spurred optimism that energy demand may rebound.  During August, newly established long futures positions in crude oil and its related products recorded additional losses as prices reversed lower due to above-average U.S. stockpiles.  Within the agricultural complex, losses of approximately 0.4% were incurred throughout a majority of the quarter from short positions in coffee futures as prices increased on speculation that adverse weather in Colombia and Brazil may disrupt harvests and tighten supplies.  Elsewhere, losses were recorded from long and short positions in soybeans and soybean meal futures as prices moved without consistent direction during July and August amid conflicting reports regarding supply and demand.  A portion of the Partnership’s losses in the third quarter was offset by gains of approximately 1.6% experienced in the global stock index sector throughout a majority of the quarter from long positions in European, Australian, and U.S. equity index futures as prices moved higher due to positive corporate earnings reports, stronger-than-expected economic data, and optimism that the global economy may be stabilizing.  Within the global interest rate sector, gains of approximately 0.7% were experienced primarily during July and September from long positions in short-term European and U.S. interest rate futures as prices increased on investor sentiment that signs of moderate inflation, as well as the U.S. Federal Reserve’s commitment to its quantitative easing program, will result in the U.S. Federal Reserve and the European Central Bank holding interest rates steady in the near term.  Smaller gains of approximately 0.1%

were achieved within the metals complex, primarily during July and August, from long futures positions in copper and lead as prices rose following news of an economic expansion in China during the second quarter of 2009, thereby spurring speculation that China’s demand for base metals may rise.

The Partnership recorded total trading results including interest income totaling $(1,302,005) and expenses totaling $1,147,514, resulting in a net loss of $2,449,519 for the nine months ended September 30, 2009.  The Partnership’s net asset value per Unit decreased from $17.50 at December 31, 2008, to $15.97 at September 30, 2009.

The most significant trading losses of approximately 2.1% were incurred in the currency sector primarily during February, March, May, July, and August from short positions in the euro and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were incurred, primarily during January and April, from long positions in the euro versus the Canadian dollar as the value of the Canadian dollar moved higher on strength in the commodity markets.  Within the energy markets, losses of approximately 1.3% were recorded primarily during March, April, May, and July from short futures positions in crude oil and its related products as prices moved higher amid positive economic data, which spurred optimism that energy demand may rebound.  During August, newly established long futures positions in crude oil and its related products recorded additional losses as prices reversed lower due to above-average U.S. stockpiles.  Additional losses of approximately 1.3% were experienced in the agricultural complex primarily during March and June from short futures positions in feeder cattle and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities.  Coffee prices continued to move higher throughout the third quarter on speculation that adverse weather in Colombia and Brazil may disrupt harvests and tighten supplies, thus incurring losses from short positions.  Further losses in the agricultural complex resulted from long and short futures positions in soybeans as prices moved without consistent direction during July and August amid conflicting reports regarding supply and demand.  Lastly, losses were recorded primarily during June from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  Within the metals sector, losses of approximately 0.9% were recorded throughout a majority of the first half of the year from short futures positions in zinc, aluminum, and tin as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  Further losses were recorded during June and July from newly established long positions in zinc and tin futures as prices fell amid speculative selling.  Meanwhile, losses were also incurred during March and June from long positions in gold futures as prices fell amid a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  Smaller losses of approximately 0.8% were incurred in the global interest rates sector primarily during January from long positions in U.S. and European fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were incurred during April and June from long positions in U.S. and European fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy reduced demand for the relative “safety” of government bonds.  A portion of the Partnership’s losses in the first nine months of the year was offset by gains of approximately 1.6% experienced in the global equity index sector throughout a majority of the third quarter from long positions in European, Australian, and Hong Kong equity index futures as prices moved higher due to positive corporate earnings reports, stronger-than-expected economic data, and optimism that the global economy may be stabilizing.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,700,272) and expenses totaling $464,827, resulting in a net loss of $2,165,099 for the three months ended September 30, 2008.  The Partnership’s net asset value per Unit decreased from $15.66 at June 30, 2008, to $14.59 at September 30, 2008.

The most significant trading losses of approximately 2.4% were recorded in the agricultural complex, primarily during July, from long futures positions in corn and the soybean complex as prices moved lower following news that favorable weather in U.S. growing regions might boost crop prospects.  Elsewhere, long positions in cocoa futures resulted in losses as prices reversed lower during July amid weakening U.S. demand and a rise in exports from the Ivory Coast, the world’s largest producer of cocoa. Meanwhile, long positions in sugar futures resulted in losses primarily during July as prices moved lower on concerns that a recent slide in energy prices would erode demand for ethanol made from sugar cane. Within the currency sector, losses of approximately 2.0% were incurred, primarily during August and September, from long positions in the euro versus the Hungarian forint, British pound, and Swiss franc as the value of the euro declined following consistently weak economic data out of the Euro-Zone. Meanwhile, long positions in the British pound and Swiss franc versus the Japanese yen incurred losses as the value of the Japanese yen spiked higher during August and September after extreme volatility in global financial markets resulted in a reduction of "carry-trade" positions. Finally, long positions in the Brazilian real and Mexican peso versus the U.S. dollar resulted in losses primarily during September as the value of the U.S. dollar moved higher in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality". Additional losses of approximately 1.5% were experienced within the energy sector, primarily during July, from long futures positions in crude oil and its related products as prices reversed lower on signs that global economic growth might be slowing, which could curb future energy demand. Elsewhere, losses were incurred from long positions in natural gas futures as prices decreased sharply in July amid rising inventories and news that the Atlantic hurricane season's first storm avoided the gas-producing fields in the Gulf of Mexico. Smaller losses of approximately 0.4% were incurred within the metals sector during July and August from long positions in copper and lead futures as prices moved lower amid speculation that slowing economic growth would reduce demand for the base metals.  Meanwhile, long positions in gold futures resulted in losses as prices moved lower due to a sharp rise in the value of the U.S. dollar.  A portion of the Partnership’s losses in the third quarter of 2008 was offset by gains of approximately 0.3% experienced in the global interest rate sector, primarily during August, from long positions in Australian and Japanese interest rate futures as prices increased amid a "flight-to-quality" on continued uncertainty regarding the future strength of the global economy.  Smaller gains of approximately 0.1% were achieved within the global stock index sector primarily during September from short positions in Pacific Rim and European equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil.

The Partnership recorded total trading results including interest income totaling $(201,335) and expenses totaling $1,961,977, resulting in a net loss of $2,163,312 for the nine months ended September 30, 2008.  The Partnership’s net asset value per Unit decreased from $15.63 at December 31, 2007, to $14.59 at September 30, 2008.

The most significant trading losses of approximately 2.0% were experienced in the global stock index sector, primarily during January, from long positions in German, British, U.S., and Japanese equity index futures as prices moved lower on concerns that mounting losses linked to U.S. sub-prime mortgage investments would continue to erode corporate earnings and curb global economic growth. Within the currency sector, losses of approximately 1.8% were incurred from long positions in the euro versus the Australian dollar, Japanese yen, Norwegian krone, and Swiss franc primarily during February, April, August, and September, as the value of the euro moved lower after consistently weak economic data out of the Euro-Zone. Meanwhile, short positions in the Japanese yen versus the Swiss franc and Canadian dollar experienced losses, primarily during January, August, and September, as the value of the Japanese yen moved higher against most of its major rivals after a decline in global equity markets and weaker-than-expected U.S. economic data caused investors to reduce holdings of higher-yielding assets funded by loans in Japan. Lastly, in the currency sector, both short and long positions in the Indian rupee versus the U.S. dollar resulted in losses as the value of the Indian rupee moved without consistent direction throughout the first nine months of 2008 on conflicting economic data out of India. Losses of approximately 1.8% were also recorded within the global interest rate sector primarily during January from short positions in U.S. fixed-income futures as prices moved higher amid a sharp decline in global equity markets and fears of a recession in the United States.  During April, further losses were incurred from long positions in U.S. fixed-income futures as prices moved lower amid speculation that the U.S. Federal

Reserve was not going to ease borrowing costs as much as previously expected due to an acceleration in global inflation.  Smaller losses were experienced primarily during September from short positions in short-term European interest rate futures as prices moved sharply higher after a plunge in global equity markets and worries regarding the fundamental health of the U.S. financial system resulted in a global "flight-to-safety".  A portion of the Partnership’s losses in the first nine months of 2008 was offset by gains of approximately 1.6% recorded in the energy markets primarily during February, April, May, and June, from long futures positions in crude oil and its related products as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel consumption, and concerns of a U.S. supply shortage.  Elsewhere, long positions in natural gas futures resulted in gains throughout the first half of 2008 as prices rose after U.S. inventories declined to the lowest level since 2005. Within the agricultural complex, gains of approximately 1.3% were achieved, primarily during January and February, from long positions in wheat futures as prices increased to a record high amid diminishing stockpiles and consistently rising global demand. Elsewhere, gains were experienced during January, March, and September, from short positions in lumber futures as prices declined following news of a slowing U.S. housing market and slowing global economic growth. Smaller gains of approximately 1.0% were recorded within the metals markets during February from long positions in platinum futures as prices increased due to a declining U.S. dollar and concerns of accelerating global inflation. Additional gains were experienced, also during February, from long positions in tin futures as prices moved higher on reports of falling inventories amid rising demand from China and India.  During April, May, and June, further gains were achieved from short positions in nickel, lead, and zinc futures as prices fell amid rising inventories and fears that a slowing global economy would result in weak future demand.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options.  The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements.  Margin requirements generally range between 2% and 15% of contract face value.  Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily "simulated profit and loss" outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter’s simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership’s are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2009 and 2008.  At September 30, 2009 and 2008, the Partnership’s total capitalization was approximately $21 million and $28 million, respectively.

Primary Market	September 30, 2009	September 30, 2008
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.14)%	(0.57)%

Equity	(0.97)	(0.16)

Currency	(0.51)	(0.10)

Commodity	(0.38)	(0.82)

Aggregate Value at Risk	(1.40)%	(1.16)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2008 through September 30, 2009.

Primary Market Risk Category	High	Low	Average
Interest Rate	(1.14)%	(0.37)%	(0.67)%
Equity	(0.97)	(0.03)	(0.35)
Currency	(0.62)	(0.15)	(0.37)
Commodity	(0.51)	(0.28)	(0.41)
Aggregate Value at Risk	(1.40)%	(0.60)%	(0.92)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:
•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
•	changes in portfolio value caused by market movements may differ from those of the VaR model;
•	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
•	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential "risk of ruin".

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2009 and 2008, and for the four quarter-end reporting periods from October 1, 2008, through September 30, 2009.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2009, such amount was equal to approximately 93% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisors, in general, tend to utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisors will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2009, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at September 30, 2009, was to the global interest rate sector.  Exposure was primarily spread across the Japanese, U.S., European, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia.  Demeter anticipates that the G-7 countries’ interest rates, as well as Australian interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  The second largest market exposure of the Partnership at September 30, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At September 30, 2009, the Partnership’s primary exposures were to the SPI 200 (Australia), FTSE 100 (U.K.), DAX (Germany), IBEX 35 (Spain), CAC

 -

40 (France), S&P 500 (U.S.), NASDAQ 100 (U.S.), S&P/MIB (Italy), Canadian S&P 60 (Canada), Hang Seng
 (Hong Kong), Euro Stox 50 (Europe), GS COMMODITY (U.S.), AEX (The Netherlands), H-Shares (Hong Kong), TOPIX (Japan), Dow Jones (U.S.), Singapore Free (Singapore), ALL SHARE (South Africa), S&P Midcap (U.S.), NIKKEI 225 (Japan), Taiwan Stock Index (Taiwan), S&P Nifty (India), and MSCI Pan Euro (Europe) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, Asian, U.S., Canadian, and South African stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  At September 30, 2009, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At September 30, 2009, the Partnership’s major exposures were to the British pound, Australian dollar, Canadian dollar, Swedish krona, euro, Japanese yen, New Zealand dollar, Swiss franc, Norwegian krone, Hungarian forint, Polish zloty, and Czech koruna currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The third largest market exposure of the Partnership at September 30, 2009, was to the markets that comprise these sectors.  Most of the exposure was to the wheat, sugar, cocoa, soybeans, lean hogs, live cattle, rubber, rapeseed, corn, feeder cattle, lumber, soybean oil, coffee, cotton, fluid milk, orange juice, soybean meal, and oats markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  At September 30, 2009, the Partnership had exposure to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, platinum, and palladium, and base metals, such as zinc, lead, nickel, copper, and aluminum.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At September 30, 2009, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2009:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at September 30, 2009, were in Australian dollars, Japanese yen, euros, British pounds, Mexican pesos, Hungarian forint, New Zealand dollars, Czech koruny, Hong Kong dollars, Canadian dollars, Swiss francs, Polish zloty, Norwegian krone, Turkish lira, South African rands, Swedish kronor, Singapore dollars, Israeli sheckles, and Danish krone. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of Commodity Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisors.

-

Item 4.                      CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 13, 2009	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.