Form 10-Q
period 2010-03-31
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2010-05-13
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2010 and December 31, 2009	2

	Statements of Operations for the Quarters Ended March 31, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2010 and 2009	4

	Statements of Cash Flows for the Quarters Ended March 31, 2010 and 2009	5

	Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-39

Item 4.	Controls and Procedures	39-40

Item 4T.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	16,855,004	17,741,979
Restricted cash	1,173,131	950,387

Total cash	18,028,135	18,692,366

Net unrealized gain on open contracts (MS&Co.)	2,118,405	1,347,276
Net unrealized gain on open contracts (MSIP)	162,341	23,422

Total net unrealized gain on open contracts	2,280,746	1,370,698

Options purchased (premiums paid $0 and $1,034, respectively)	—	87

Total Trading Equity	20,308,881	20,063,151

Interest receivable (MS&Co.)	1,845	351

Total Assets	20,310,726	20,063,502

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	183,086	149,623
Accrued brokerage fees (MS&Co.)	74,458	78,937
Accrued management fees	24,352	25,592

Total Liabilities	281,896	254,152

Partners’ Capital

Limited Partners (1,254,838.214 and 1,287,159.251 Units, respectively)	19,826,005	19,608,456
General Partner (12,837.331 and 13,187.331 Units, respectively)	202,825	200,894

Total Partners’ Capital	20,028,830	19,809,350

Total Liabilities and Partners’ Capital	20,310,726	20,063,502

NET ASSET VALUE PER UNIT	15.80	15.23

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	2,785	9,224

EXPENSES
Brokerage fees (MS&Co.)	224,630	328,340
Management fees	73,414	107,323

Total Expenses	298,044	435,663

NET INVESTMENT LOSS	(295,259)	(426,439)

TRADING RESULTS
Trading profit (loss):
Realized	105,548	781,330
Net change in unrealized	910,995	(2,178,865)

Total Trading Results	1,016,543	(1,397,535)

NET INCOME (LOSS)	721,284	(1,823,974)

NET INCOME (LOSS) ALLOCATION

Limited Partners	714,040	(1,805,631)
General Partner	7,244	(18,343)

NET INCOME (LOSS) PER UNIT*

Limited Partners	0.57	(1.11)
General Partner	0.57	(1.11)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	1,291,119.656	1,639,802.762

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2008	1,735,551.506	30,071,901	305,574	30,377,475

Net Loss	–	(1,805,631)	(18,343)	(1,823,974)

Redemptions	(189,311.723)	(3,134,572)	(31,204)	(3,165,776)

Partners’ Capital,
March 31, 2009	1,546,239.783	25,131,698	256,027	25,387,725

Partners’ Capital,
December 31, 2009	1,300,346.582	19,608,456	200,894	19,809,350

Net Income	–	714,040	7,244	721,284

Redemptions	(32,671.037)	(496,491)	(5,313)	(501,804)

Partners’ Capital,
March 31, 2010	1,267,675.545	19,826,005	202,825	20,028,830

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	721,284	(1,823,974)
Noncash item included in net income (loss):
Net change in unrealized	(910,995)	2,178,865

(Increase) decrease in operating assets:
Restricted cash	(222,744)	(1,625,878)
Net premiums paid for options purchased	1,034	(3,388)
Interest receivable (MS&Co.)	(1,494)	(2,470)

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(4,479)	(14,612)
Accrued management fees	(1,240)	(4,386)
Accrued incentive fee	–	(158,261)

Net cash used for operating activities	(418,634)	(1,454,104)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(468,341)	(3,736,896)

Net cash used for financing activities	(468,341)	(3,736,896)

Net decrease in unrestricted cash	(886,975)	(5,191,000)

Unrestricted cash at beginning of period	17,741,979	29,138,620

Unrestricted cash at end of period	16,855,004	23,947,620

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
March 31, 2010 Partnership Partners’ Capital: $20,028,830

Commodity	482,904	2.41	304,955	1.52	787,859
Equity	84,041	0.42	(2,010)	(0.01)	82,031
Foreign currency	227,235	1.13	(19,297)	(0.09)	207,938
Interest rate	219,255	1.10	(1,268)	(0.01)	217,987

Grand Total:	1,013,435	5.06	282,380	1.41	1,295,815

Unrealized Currency Gain				4.92	984,931

Total Net Unrealized Gain on Open Contracts					2,280,746

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $19,809,350

Commodity	186,850	0.94	(53,915)	(0.27)	132,935
Equity	82,036	0.41	(961)	–	81,075
Foreign currency	19,583	0.10	26,941	0.14	46,524
Interest rate	90,053	0.45	13,882	0.07	103,935

Grand Total:	378,522	1.90	(14,053)	(0.06)	364,469

Unrealized Currency Gain				5.08	1,006,229

Total Net Unrealized Gain on Open Contracts					1,370,698

Options Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	87	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Spectrum Global Balanced L.P. (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

1.  Organization
Morgan Stanley Smith Barney Spectrum Global Balanced L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the "Spectrum Series").

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the
Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited, and C-View International Limited (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal  to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment provisions;
2)	Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors; and
3)	Terms require or permit net settlement.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2010	2,133,659	147,087	2,280,746	Mar. 2012	Jun. 2010
Dec. 31, 2009	1,313,616	57,082	1,370,698	Dec. 2011	Mar. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures,  exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $20,161,794 and $20,005,982 at March 31, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivatives and Hedging
Effective January 1, 2009, the Partnership adopted the provision of the Derivatives and Hedging Topic of the FASB Codification, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership’s financial position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisors for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of March 31, 2010 and December 31, 2009, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding (absolute quantity)
	$	$	$	$	$

Commodity	577,040	(94,136)	370,961	(66,006)	787,859	352
Equity	85,415	(1,374)	220	(2,230)	82,031	48
Foreign currency	264,629	(37,394)	105,059	(124,356)	207,938	1,437
Interest rate	282,284	(63,029)	–	(1,268)	217,987	408
Total	1,209,368	(195,933)	476,240	(193,860)	1,295,815

Unrealized currency gain					984,931
Total net unrealized gain on open contracts					2,280,746

\

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding (absolute quantity)
	$	$	$	$	$

Commodity	290,387	(103,537)	24,773	(78,688)	132,935	278
Equity	83,030	(994)	–	(961)	81,075	42
Foreign currency	81,951	(62,368)	75,615	(48,674)	46,524	954
Interest rate	159,043	(68,990)	15,050	(1,168)	103,935	357
Total	614,411	(235,889)	115,438	(129,491)	364,469

Unrealized currency gain					1,006,229
Total net unrealized gain on open contracts					1,370,698

Option Contracts at Fair Value
$

Options purchased	87
Options written	–

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	235,517
Equity	56,108
Foreign currency	614,677
Interest rate	131,539
Unrealized currency loss	(21,298)
Total	1,016,543

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	105,548
Net change in unrealized	910,995
Total Trading Results	1,016,543

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2009 included in Total Trading Results:

Type of Instrument	$

Commodity	(377,962)
Equity	(163,841)
Foreign currency	(637,658)
Interest rate	(219,554)
Unrealized currency gain	1,480
Total	(1,397,535)

Line Items on the Statements of Operations for the Quarter Ended March 31, 2009:
Trading Results	$

Realized	781,330
Net change in unrealized	(2,178,865)
Total Trading Results	(1,397,535)

6.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different level of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	2,133,659	—	n/a	2,133,659
Net unrealized gain on forward contracts	—	147,087	n/a	147,087

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,313,616	—	n/a	1,313,616
Net unrealized gain on forward contracts	—	57,082	n/a	57,082
Options purchased	—	87	n/a	87

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7. Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It was effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance was effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Recent Pronouncements
(a)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued guidance which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(b)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.

It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria of the indefinite deferral of the application of this guidance.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9. Restricted and Unrestricted Cash

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits".  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2010
The Partnership recorded total trading results including interest income totaling $1,019,328 and expenses totaling $298,044, resulting in net income of $721,284 for the quarter ended March 31, 2010.  The Partnership’s net asset value per Unit increased from $15.23 at December 31, 2009, to $15.80 at March 31, 2010.

The most significant trading gains of approximately 3.3% were recorded in the currency sector, primarily during February and March, from short positions in the euro versus the U.S. dollar and Australian dollar as the value of the euro declined against most of its major rivals due to concerns about Greece’s mounting fiscal struggles. Additional gains were achieved in February from short positions in the British pound versus the Australian dollar and Japanese yen as the value of the British pound moved lower against these currencies amid concern the Bank of England might extend measures to revive Britain’s economy. During March, gains were recorded from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher against the U.S. dollar after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies. Within the agricultural markets, gains of approximately 0.8% were experienced primarily during March from long futures positions in feeder cattle and live cattle as prices rose after a U.S. Department of Agriculture report showed demand might increase as supplies shrink. Further gains were achieved in March from short positions in wheat futures as prices declined on speculation that warmer weather in the central U.S. may improve planting conditions. Gains of approximately 0.6% were recorded in the global interest rate sector, primarily during January, from long positions in U.S. and European fixed-income futures as prices increased on speculation that the European Union may be reluctant to help Greece, Portugal, and Spain bolster their finances, reigniting concerns of a major sovereign debt default and thereby boosting demand for the relative “safety” of government bonds. Within the metals complex, gains of approximately 0.4% were achieved primarily during March from long positions in nickel futures as prices trended higher after China indicated it might boost state reserves of base metals this year. Smaller gains of approximately 0.1% were experienced within the energy markets, primarily during March, from short positions in natural gas futures as prices declined on surplus inventories, a rising rig count, and forecasts for mild weather that is expected to cut demand.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(1,388,311) and expenses totaling $435,663, resulting in a net loss of $1,823,974 for the quarter ended March 31, 2009.  The Partnership’s net asset value per Unit decreased from $17.50 at December 31, 2008, to $16.42 at March 31, 2009.

The most significant trading losses of approximately 2.1% were recorded in the currency sector primarily during January from long positions in the Australian dollar and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. Additional losses were recorded during March from short positions in the Mexican peso, euro, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed lower against most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Within the agricultural markets, losses of approximately 1.1% were incurred primarily during March from short futures positions in the soybean complex, feeder cattle, coffee, and sugar as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities. Smaller losses of approximately 0.6% were experienced in the global interest rate sector primarily during January from long positions in U.S. and German fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boost spending in an effort to ease the deepening economic slump. Smaller losses were also experienced during February from long positions in Australian fixed-income futures as prices dropped on sentiment that the Reserve Bank of Australia might slow the pace of interest rate cuts. Within the metals complex, losses of approximately 0.6% were recorded throughout the quarter from short futures positions in lead and zinc as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. During March, losses were also recorded from long positions in gold futures as prices fell amid a rebound in the global equity markets. Lastly, losses of approximately 0.6% were incurred within the global equity index sector, primarily during March, from short positions in European equity index futures as prices reversed higher after Group of 20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system.”  Prices were also supported higher after the U.S. Treasury Department announced plans to rid U.S. banks of toxic assets, thereby reducing risk aversion. A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.3% achieved in the energy sector throughout the quarter from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2010 and 2009.  At March 31, 2010 and 2009, the Partnership’s total capitalization was approximately $20 million and $25 million, respectively.

Primary Market	March 31, 2010	March 31, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(1.12)%	(0.03)%

Currency	(0.96)	(0.22)

Interest Rate	(0.87)	(0.58)

Commodity	(1.63)	(0.28)

Aggregate Value at Risk	(2.40)%	(0.60)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and April 1, 2008 through March 31, 2009, respectively.

March 31, 2010
Primary Market Risk Category	High	Low	Average
Equity	(1.12)%	(0.33)%	(0.82)%
Currency	(0.96)	(0.43)	(0.63)
Interest Rate	(1.14)	(0.37)	(0.77)
Commodity	(1.63)	(0.38)	(0.84)
Aggregate Value at Risk	(2.40)%	(0.98)%	(1.54)%

March 31, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.60)%	(0.19)%	(0.49)%
Currency	(0.30)	(0.10)	(0.19)
Equity	(0.30)	(0.03)	(0.14)
Commodity	(1.09)	(0.28)	(0.66)
Aggregate Value at Risk	(1.16)%	(0.60)%	(0.90)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential "risk of ruin.”

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at March 31, 2010 and 2009, and for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2010, such amount was equal to approximately 88% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  At March 31, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At March 31, 2010, the Partnership’s primary exposures were to the DAX (Germany), FTSE 100 (U.K.), CAC 40 (France), NIKKEI 225 (Japan), S&P/MIB (Italy), AEX (The Netherlands), TOPIX (Japan), Euro Stox 50 (Europe), and Canadian S&P 60 (Canada) stock indices.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, Asian, and North American stock indices.  Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Currency.  At March 31, 2010, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At March

31, 2010, the Partnership’s major exposures were to the Australian dollar, Japanese yen, Canadian dollar, British pound, euro, Norwegian krone, New Zealand dollar, Swiss franc, and Swedish krona currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At March 31, 2010, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the European, U.S., Japanese, Australian, New Zealand, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates.  However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia and New Zealand.  Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy.  The largest market exposure of the Partnership at March 31, 2010, was to the energy sector.  The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at March 31, 2010, was to the markets that comprise these sectors.  Most of the exposure was to the wheat, feeder cattle, live cattle, lean hogs, corn, cocoa, soybeans, coffee, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  The third largest market exposure of the Partnership at March 31, 2010, was to the metals sector.  The Partnership’s metals exposure was to fluctuations in the price of base metals, such as copper, nickel, lead, tin, aluminum, and zinc, as well as precious metals, such as gold, platinum, silver, and palladium.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the primary non-trading risk exposure of the Partnership at March 31, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at March 31, 2010, were in Australian dollars, Japanese yen, euros, British pounds, Polish zloty, New Zealand dollars, Hungarian forint, Czech korunas, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) of the Exchange Act) and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the

Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2010.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

May 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.