Form 10-Q
period 2010-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2010-08-12
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-43

Item 4.	Controls and Procedures	43-44

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	45

Item 6.	Exhibits	45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	17,168,204	17,741,979
Restricted cash	1,273,685	950,387

Total cash	18,441,889	18,692,366

Net unrealized gain on open contracts (MS&Co.)	1,315,379	1,347,276
Net unrealized gain (loss) on open contracts (MSIP)	(28,942)	23,422

Total net unrealized gain on open contracts	1,286,437	1,370,698

Options purchased (premiums paid $80,680 and $1,034, respectively)	78,220	87

Total Trading Equity	19,806,546	20,063,151

Interest receivable (MSSB)	1,384	351

Total Assets	19,807,930	20,063,502

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	181,171	149,623
Accrued brokerage fees (MS&Co.)	75,323	78,937
Accrued management fees	24,684	25,592
Options written (premiums received $12,430 and $0, respectively)	12,993	–

Total Liabilities	294,171	254,152

Partners’ Capital

Limited Partners (1,216,063.196 and 1,287,159.251 Units, respectively)	19,315,761	19,608,456
General Partner (12,465.331 and 13,187.331 Units, respectively)	197,998	200,894

Total Partners’ Capital	19,513,759	19,809,350

Total Liabilities and Partners’ Capital	19,807,930	20,063,502

NET ASSET VALUE PER UNIT	15.88	15.23

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	6,525	7,105	9,310	16,329

EXPENSES
Brokerage fees (MS&Co.)	229,296	282,778	453,926	611,118
Management fees	74,766	92,518	148,180	199,841

Total Expenses	304,062	375,296	602,106	810,959

NET INVESTMENT LOSS	(297,537)	(368,191)	(592,796)	(794,630)

TRADING RESULTS
Trading profit (loss):
Realized	1,402,637	(574,750)	1,508,185	206,580
Net change in unrealized	(997,332)	602,593	(86,337)	(1,576,272)

Total Trading Results	405,305	27,843	1,421,848	(1,369,692)

NET INCOME (LOSS)	107,768	(340,348)	829,052	(2,164,322)

NET INCOME (LOSS) ALLOCATION

Limited Partners	106,699	(336,922)	820,739	(2,142,553)
General Partner	1,069	(3,426)	8,313	(21,769)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.08	(0.23)	0.65	(1.39)
General Partner	0.08	(0.23)	0.65	(1.39)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	1,254,715.734	1,472,204.927	1,272,817.132	1,557,398.710

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	1,300,346.582	19,608,456	200,894	19,809,350

Net Income	–	820,739	8,313	829,052

Redemptions	(71,818.055)	(1,113,434)	(11,209)	(1,124,643)

Partners’ Capital,
June 30, 2010	1,228,528.527	19,315,761	197,998	19,513,759

Partners’ Capital,
December 31, 2008	1,735,551.506	30,071,901	305,574	30,377,475

Net Loss	–	(2,142,553)	(21,769)	(2,164,322)

Redemptions	(332,167.059)	(5,455,887)	(55,584)	(5,511,471)

Partners’ Capital,
June 30, 2009	1,403,384.447	22,473,461	228,221	22,701,682

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	829,052	(2,164,322)
Noncash item included in net income (loss):
Net change in unrealized	86,337	1,576,272

Increase in operating assets:
Restricted cash	(323,298)	(814,065)
Net premiums paid for options purchased	(79,646)	(19,867)
Interest receivable (MSSB)	(1,033)	(1,611)

Increase (decrease) in operating liabilities:
Accrued brokerage fees (MS&Co.)	(3,614)	(26,656)
Accrued management fees	(908)	(8,370)
Premiums received from options written	12,430	4,459
Accrued incentive fee	–	(158,261)

Net cash provided by (used for) operating activities	519,320	(1,612,421)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(1,093,095)	(6,538,055)

Net cash used for financing activities	(1,093,095)	(6,538,055)

Net decrease in unrestricted cash	(573,775)	(8,150,476)

Unrestricted cash at beginning of period	17,741,979	29,138,620

Unrestricted cash at end of period	17,168,204	20,988,144

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010 Partnership Partners’ Capital: $19,513,759

Commodity	(6,920)	(0.03)	77,960	0.40	71,040
Equity	(94,338)	(0.48)	4,113	0.02	(90,225)
Foreign currency	(1,067)	(0.01)	(63,303)	(0.32)	(64,370)
Interest rate	595,979	3.05	(3,021)	(0.02)	592,958

Grand Total:	493,654	2.53	15,749	0.08	509,403

Unrealized Currency Gain				3.98	777,034

Total Net Unrealized Gain on Open Contracts					1,286,437

Options Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	78,220	0.40
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(12,993)	(0.07)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $19,809,350

Commodity	186,850	0.94	(53,915)	(0.27)	132,935
Equity	82,036	0.41	(961)	–	81,075
Foreign currency	19,583	0.10	26,941	0.14	46,524
Interest rate	90,053	0.45	13,882	0.07	103,935

Grand Total:	378,522	1.90	(14,053)	(0.06)	364,469

Unrealized Currency Gain				5.08	1,006,229

Total Net Unrealized Gain on Open Contracts					1,370,698

Options Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	87	–
Options written on Futures Contracts	–	–
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited, and C-View International Limited (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 80% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)	Terms that require or permit net settlement.

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	1,262,909	23,528	1,286,437	Jun. 2012	Aug. 2010
Dec. 31, 2009	1,313,616	57,082	1,370,698	Dec. 2011	Mar. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures,  exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,704,798 and $20,005,982 at June 30, 2010 and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.
The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$

Commodity	166,788	(173,708)	116,629	(38,669)	71,040	340
Equity	234	(94,572)	4,113	–	(90,225)	47
Foreign currency	91,906	(92,973)	19,828	(83,131)	(64,370)	1,665
Interest rate	600,069	(4,090)	–	(3,021)	592,958	430
Total	858,997	(365,343)	140,570	(124,821)	509,403

Unrealized currency gain					777,034
Total net unrealized gain on open contracts					1,286,437

		Average number of contracts outstanding
	Fair	for six months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	78,220	2
Options written	(12,993)	1

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	290,387	(103,537)	24,773	(78,688)	132,935	278
Equity	83,030	(994)	–	(961)	81,075	42
Foreign currency	81,951	(62,368)	75,615	(48,674)	46,524	952
Interest rate	159,043	(68,990)	15,050	(1,168)	103,935	357
Total	614,411	(235,889)	115,438	(129,491)	364,469

Unrealized currency gain					1,006,229
Total net unrealized gain on open contracts					1,370,698

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	87	2
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(700,952)	(465,435)
Equity	(502,757)	(446,649)
Foreign currency	289,829	904,506
Interest rate	1,527,082	1,658,621
Unrealized currency loss	(207,897)	(229,195)
Total	405,305	1,421,848

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	1,402,637	1,508,185
Net change in unrealized	(997,332)	(86,337)
Total Trading Results	405,305	1,421,848

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Commodity	(16,681)	(394,643)
Equity	88,018	(75,823)
Foreign currency	13,698	(623,960)
Interest rate	(306,436)	(525,990)
Unrealized currency gain	249,244	250,724
Total	27,843	(1,369,692)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(574,750)	206,580
Net change in unrealized	602,593	(1,576,272)
Total Trading Results	27,843	(1,369,692)

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

June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,262,909	—	n/a	1,262,909
Net unrealized gain on forward contracts	—	23,528	n/a	23,528
Options purchased	—	78,220	n/a	78,220

Liabilities
Options written	—	(12,993)	n/a	(12,993)

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,313,616	—	n/a	1,313,616
Net unrealized gain on forward contracts	—	57,082	n/a	57,082
Options purchased	—	87	n/a	87

7. Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective July 28, 2010 is disclosed in the Subsequent Event section on page 22.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(e)  Improving Disclosures about Fair Value Measurements
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

(f)  Consolidation of Variable Interest Entities
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

9.  Subsequent Event
On July 28, 2010, the Partnership received a settlement award payment in the amount of $29,602 from the Natural Gas Commodity Litigation Settlement Administrator.  This settlement represents the Partnership’s portion of the 2006 Net Settlement Fund and the 2007 Net Settlement Fund.  The proceeds from settlement was accounted for in the period it was received for the benefit of the partners in the Partnership.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $411,830 and expenses totaling $304,062, resulting in net income of $107,768 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit increased from $15.80 at March 31, 2010, to $15.88 at June 30, 2010.

The most significant trading gains of approximately 8.1% were recorded within the global interest rate sector throughout the quarter from long positions in U.S., European, and Japanese fixed-income futures as prices rose after credit-rating downgrades of Greece and Portugal spurred concern the European debt crisis might derail the global economic recovery, thereby boosting demand for the relative “safety” of government bonds. Prices also moved higher after the European Central Bank left interest rates at a record low after Europe’s sovereign debt crisis forced it to start buying government bonds. Within the currency markets, gains of approximately 0.9% were recorded primarily during April from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these currencies declined against the U.S. dollar amid concern Greece might struggle to raise further funds, thereby reducing demand for European currency assets. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 2.5% experienced within the global stock index sector, primarily during May and June, from long positions in European and U.S. equity index futures as prices fell on growing concerns that Greece’s sovereign debt crisis may spread throughout Europe, in addition to reports that revealed weakening growth in China and a slump in U.S. consumer confidence. Losses of approximately 1.5% were recorded within the agricultural complex, primarily during April and May, from short positions in wheat futures as prices climbed higher amid speculation that cold weather in the U.S. might damage crops, thereby decreasing output. Within the energy markets, losses of approximately 1.4% were experienced primarily during May and June due to long futures positions in crude oil and its related products as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Meanwhile, short positions in natural gas futures recorded losses as prices increased amid higher-than-normal temperatures in the Eastern U.S. and forecasts for an active hurricane season. Lastly, losses of approximately 0.7% were incurred in the metals sector, primarily during May, from long positions in nickel futures as prices were pressured lower on concern that demand for base metals might be slipping. In addition, long positions in silver futures resulted in losses as prices declined after a rally prompted profit-taking.

The Partnership recorded total trading results including interest income totaling $1,431,158 and expenses totaling $602,106, resulting in net income of $829,052 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit increased from $15.23 at December 31, 2009, to $15.88 at June 30, 2010.

The most significant trading gains of approximately 8.8% were experienced in the global interest rate sector throughout a majority of the first half of the year from long positions in European, U.S., and Japanese fixed-income futures. In January and February, prices increased on speculation that the European Union may be reluctant to help Greece, Portugal, and Spain bolster their finances, reigniting concerns of a major sovereign debt default and thereby boosting demand for the relative “safety” of government bonds. Prices were pressured higher throughout the second quarter after credit-rating downgrades of Greece and Portugal spurred concern the European debt crisis might derail the global economic recovery and after the European Central Bank left interest rates at a record low. Within the currency markets, gains of approximately 4.2% were achieved primarily during February, March, and April from short positions in the euro versus the U.S. dollar as the value of the euro declined against the U.S. dollar amid concerns that Greece’s mounting debt burden might spread to other European nations. During March and April, additional gains were recorded from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher against the U.S. dollar after U.S. retail sales unexpectedly increased and a U.S. report showed jobs increased the most in three years, diminishing “safe haven” demand for the U.S. dollar. A portion of the Partnership’s gains for the first six months of the year was offset by losses of approximately 2.2% within the global stock index sector, primarily during January, May, and June. In January, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Losses of approximately 1.3% were recorded in the energy markets, primarily during January, from long futures positions in crude oil and its related products as prices declined on reports of increased U.S. inventories, as well as amid speculation that China’s economic activity and energy demand may ease. During May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Smaller losses of approximately 0.7% were incurred within the agricultural complex, primarily during February, April, and May. In February, losses were recorded from long positions in sugar futures as prices fell on speculation that Brazil, the world’s largest sugar producer, might increase exports. During April, losses were experienced from short positions in wheat futures as prices climbed higher amid speculation that cold weather in the U.S. might damage crops and reduce supplies. In May, long futures positions in the soybean complex resulted in losses as prices fell following news that U.S. farmers might boost plantings this year to a record high. Lastly, losses of approximately 0.4% were experienced within the metals sector, primarily during January, from long futures positions in copper and nickel as prices fell sharply on speculation that demand for base metals may wane after Chinese banks begin to restrict lending. Further losses were incurred during May from long positions in nickel futures as prices were pressured lower on concern that demand for base metals might be slipping.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $34,948 and expenses totaling $375,296, resulting in a net loss of $340,348 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit decreased from $16.42 at March 31, 2009, to $16.18 at June 30, 2009.

The most significant trading losses of approximately 0.9% were incurred within the global interest rate sector primarily during April and June. During April, losses were experienced from long positions in European and U.S. fixed-income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Additional losses were recorded in June from long positions in short-term European fixed-income futures as prices declined amid rising investor confidence due to better-than-expected economic data.  Within the metals sector, losses of approximately 0.4% were recorded primarily during April and June from short positions in aluminum futures as prices moved higher amid sentiment that efforts by the Chinese government to revive the nation’s economy might boost demand for the base metal.  Meanwhile, long positions in zinc futures resulted in losses as prices fell during June amid speculative selling.  Elsewhere in the metals markets, long futures positions in gold and silver resulted in losses as prices reversed lower in June due to a sharp rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.5% experienced within the global stock index sector, primarily during April and May, from long positions in European and Hong Kong equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Smaller gains of approximately 0.2% were recorded within the agricultural markets, primarily during April and May, from long positions in soybean meal futures as prices increased on speculation of increased demand from China and news of a bigger-than-expected drop in world inventories.  Additional gains were experienced from short positions in lean hog futures as prices fell on speculation that demand for U.S. pork products might remain sluggish due to ongoing swine flu concerns.  Elsewhere, short positions in fluid milk futures resulted in gains as prices fell amid weak demand.  Furthermore, gains were achieved from long positions in sugar futures as prices moved higher on expectations of a drop in global production.  Lastly, gains of approximately 0.1% were achieved in the energy markets, primarily during May, from long positions in gasoline futures as prices moved higher on optimism that a possible rebound in global economic growth might boost energy demand.

The Partnership recorded total trading results including interest income totaling $(1,353,363) and expenses totaling $810,959, resulting in a net loss of $2,164,322 for the six months ended June 30, 2009. The Partnership’s net asset value per Unit decreased from $17.50 at December 31, 2008, to $16.18 at June 30, 2009.

The most significant trading losses of approximately 2.1% were recorded in the currency sector primarily during March, April, and May from short positions in the Australian dollar, Mexican peso, and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were incurred during June from long positions in the euro and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher amid speculation that the U.S. Federal Reserve might raise interest rates amid news that U.S. payrolls fell less-than-expected in May.  Within the global interest rate sector, losses of approximately 1.5% were incurred primarily during January from long positions in U.S. and European fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were incurred during April and June from long positions in U.S. and European fixed-income futures as prices moved lower after a pledge from G-20 leaders to support the global economy’s reduced demand for the relative “safety” of government bonds. Losses of approximately 1.0% were recorded in the metals sector throughout a majority of the first half of the year from short futures positions in zinc, lead, and aluminum as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  Further losses were recorded during June from newly established long positions in zinc futures as prices fell amid speculative selling.  Meanwhile, losses were also incurred during March and June from long positions in gold and silver futures as prices fell amid a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  Smaller losses of approximately 0.9% were incurred within the agricultural complex primarily during March and June from short futures positions in feeder cattle and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities.  Further losses in the agricultural complex were recorded, primarily during June, from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.5% experienced within the energy markets throughout the first quarter and April from short futures positions in natural gas as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $20 million and $23 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.56)%	(0.37)%

Equity	(0.55)	(0.33)

Currency	(0.30)	(0.62)

Commodity	(0.51)	(0.51)

Aggregate Value at Risk	(1.73)%	(0.98)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.56)%	(0.72)%	(1.07)%
Equity	(1.12)	(0.55)	(0.88)
Currency	(0.96)	(0.30)	(0.55)
Commodity	(1.63)	(0.38)	(0.83)
Aggregate Value at Risk	(2.40)%	(1.38)%	(1.73)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.60)%	(0.19)%	(0.43)%
Equity	(0.33)	(0.03)	(0.19)
Currency	(0.62)	(0.15)	(0.32)
Commodity	(1.09)	(0.28)	(0.58)
Aggregate Value at Risk	(1.11)%	(0.60)%	(0.85)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 92% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., European, Canadian, Australian, and New Zealand interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates. The G-7 countries consist of France, the

U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At June 30, 2010, the Partnership’s primary exposures were to the DAX (Germany), S&P 60 (Canada), S&P 500 (U.S.), FTSE 100 (U.K.), NASDAQ 100 (U.S.), CAC 40 (France), and H-Shares (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, Asian, and North American stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Currency.  At June 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At June 30, 2010, the Partnership’s major exposures were to the euro, Australian dollar, British pound, Hungarian forint, New

Zealand dollar, Japanese yen, Canadian dollar, Swedish krona, and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at June 30, 2010, was to the markets that comprise these sectors. Most of the exposure was to wheat, corn, soybean meal, cocoa, rubber, robusta coffee, cotton, lumber, rapeseed, fluid milk, lean hogs, coffee, orange juice, soybean oil, and red wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  The third largest market exposure of the Partnership at June 30, 2010, was to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, and platinum, as well as base metals, such as tin, aluminum, zinc, nickel, copper, and lead. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector. The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at June 30, 2010, were in Japanese yen, Australian dollars, euros, British pounds, Polish zlotych, Mexican pesos, Czech koruny, Hong Kong dollars, Canadian dollars, New Zealand dollars, South African rand, Swiss francs, Swedish kronor, Israeli shekels, Turkish lira, Singapore dollars, Norwegian kroner, Hungarian forint, and Danish kroner. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the
Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.