Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2010-11-12
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-44

Item 4.	Controls and Procedures	44-45

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	17,015,827	17,741,979
Restricted cash	1,928,293	950,387

Total cash	18,944,120	18,692,366

Net unrealized gain on open contracts (MS&Co.)	1,341,248	1,347,276
Net unrealized gain (loss) on open contracts (MSIP)	(81,290)	23,422

Total net unrealized gain on open contracts	1,259,958	1,370,698

Options purchased (premiums paid $327,945 and $1,034, respectively)	401,316	87

Total Trading Equity	20,605,394	20,063,151

Interest receivable (MSSB)	1,822	351

Total Assets	20,607,216	20,063,502

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Options written (premiums received $207,231 and $0, respectively)	255,317	–
Redemptions payable	114,332	149,623
Accrued brokerage fees (MS&Co.)	76,913	78,937
Accrued management fees	24,984	25,592

Total Liabilities	471,546	254,152

Partners’ Capital

Limited Partners (1,196,691.214 and 1,287,159.251 Units, respectively)	19,933,249	19,608,456
General Partner (12,152.331 and 13,187.331 Units, respectively)	202,421	200,894

Total Partners’ Capital	20,135,670	19,809,350

Total Liabilities and Partners’ Capital	20,607,216	20,063,502

NET ASSET VALUE PER UNIT	16.66	15.23

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	7,025	6,675	16,335	23,004

EXPENSES
Brokerage fees (MS&Co.)	226,118	253,850	680,044	864,968
Management fees	73,855	82,705	222,035	282,546

Total Expenses	299,973	336,555	902,079	1,147,514

NET INVESTMENT LOSS	(292,948)	(329,880)	(885,744)	(1,124,510)

TRADING RESULTS
Trading profit (loss):
Realized	1,206,271	(438,219)	2,714,456	(231,639)
Net change in unrealized	1,829	482,902	(84,508)	(1,093,370)
	1,208,100	44,683	2,629,948	(1,325,009)

Proceeds from Litigation Settlement	29,602	–	29,602	–

Total Trading Results	1,237,702	44,683	2,659,550	(1,325,009)

NET INCOME (LOSS)	944,754	(285,197)	1,773,806	(2,449,519)

NET INCOME (LOSS) ALLOCATION

Limited Partners	935,116	(282,326)	1,755,855	(2,424,879)
General Partner	9,638	(2,871)	17,951	(24,640)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.78	(0.21)	1.43	(1.64)
General Partner	0.78	(0.21)	1.43	(1.64)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	1,222,737.735	1,367,154.389	1,255,940.559	1,496,702.408

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	1,300,346.582	19,608,456	200,894	19,809,350

Net Income	–	1,755,855	17,951	1,773,806

Redemptions	(91,503.037)	(1,431,062)	(16,424)	(1,447,486)

Partners’ Capital,
September 30, 2010	1,208,843.545	19,933,249	202,421	20,135,670

Partners’ Capital,
December 31, 2008	1,735,551.506	30,071,901	305,574	30,377,475

Net Loss	–	(2,424,879)	(24,640)	(2,449,519)

Redemptions	(397,488.700)	(6,487,389)	(66,060)	(6,553,449)

Partners’ Capital,
September 30, 2009	1,338,062.806	21,159,633	214,874	21,374,507

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2010 Partnership Partners’ Capital: $20,135,670

Commodity	295,383	1.47	(100,825)	(0.50)	194,558
Equity	48,969	0.24	(7,076)	(0.03)	41,893
Foreign currency	(174,020)	(0.86)	24,818	0.12	(149,202)
Interest rate	227,790	1.13	4,619	0.02	232,409
Grand Total:	398,122	1.98	(78,464)	(0.39)	319,658

Unrealized Currency Gain				4.67	940,300

Total Net Unrealized Gain on Open Contracts					1,259,958

Options Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	401,316	1.99
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(255,317)	(1.27)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain
	$	%	$	%	$
December 31, 2009 Partnership Partners’ Capital: $19,809,350

Commodity	186,850	0.94	(53,915)	(0.27)	132,935
Equity	82,036	0.41	(961)	–	81,075
Foreign currency	19,583	0.10	26,941	0.14	46,524
Interest rate	90,053	0.45	13,882	0.07	103,935
Grand Total:	378,522	1.90	(14,053)	(0.06)	364,469

Unrealized Currency Gain				5.08	1,006,229

Total Net Unrealized Gain on Open Contracts					1,370,698

Options Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	87	–
Options written on Futures Contracts	–	–
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 100% of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The net unrealized gains (loss) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Loss) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	1,510,376	(250,418)	1,259,958	Sep. 2012	Dec. 2010
Dec. 31, 2009	1,313,616	57,082	1,370,698	Dec. 2011	Mar. 2010

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures,  exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $20,454,496 and $20,005,982 at September 30, 2010 and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.
The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$

Commodity	426,048	(130,665)	112,904	(213,729)	194,558	351
Equity	62,746	(13,777)	1,221	(8,297)	41,893	53
Foreign currency	467,981	(642,001)	131,003	(106,185)	(149,202)	1,755
Interest rate	231,466	(3,676)	6,176	(1,557)	232,409	441
Total	1,188,241	(790,119)	251,304	(329,768)	319,658

Unrealized currency gain					940,300
Total net unrealized gain on open contracts					1,259,958

		Average number of contracts outstanding
	Fair	for nine months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	401,316	2
Options written	(255,317)	1

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	290,387	(103,537)	24,773	(78,688)	132,935	278
Equity	83,030	(994)	–	(961)	81,075	42
Foreign currency	81,951	(62,368)	75,615	(48,674)	46,524	952
Interest rate	159,043	(68,990)	15,050	(1,168)	103,935	357
Total	614,411	(235,889)	115,438	(129,491)	364,469

Unrealized currency gain					1,006,229
Total net unrealized gain on open contracts					1,370,698

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	87	2
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	37,221	(428,214)
Equity	42,790	(403,859)
Foreign currency	20,145	924,651
Interest rate	944,678	2,603,299
Unrealized currency gain (loss)	163,266	(65,929)
Proceeds from Litigation Settlement	29,602	29,602
Total	1,237,702	2,659,550

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	1,206,271	2,714,456
Net change in unrealized	1,829	(84,508)
Proceeds from Litigation Settlement	29,602	29,602
Total Trading Results	1,237,702	2,659,550

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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,510,376	—	n/a	1,510,376
Net unrealized loss on forward contracts	—	(250,418)	n/a	(250,418)
Options purchased	—	401,316	n/a	401,316

Liabilities
Options written	—	(255,317)	n/a	(255,317)

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,313,616	—	n/a	1,313,616
Net unrealized gain on forward contracts	—	57,082	n/a	57,082
Options purchased	—	87	n/a	87

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

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements, which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on pages 21 and 22.

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

(g) Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

9. Subsequent Event

In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended

September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $1,244,727 and expenses totaling $299,973, resulting in net income of $944,754 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $15.88 at June 30, 2010, to $16.66 at September 30, 2010.

The most significant trading gains of approximately 4.7% were recorded within the global interest rate sector, primarily during July and August. In July, gains were experienced from long positions in U.S. fixed-income futures as prices moved higher after the U.S. Federal Reserve’s Beige Book indicated stalled or slower U.S. economic growth, thereby boosting demand for the relative “safety” of government debt. Prices continued to climb higher on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if economic growth slows. Gains were achieved during August from long positions in European, U.S., and Australian fixed-income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economic recovery. Within the currency markets, gains of approximately 1.0% were recorded primarily during August from long positions in the Japanese yen versus the British pound, Swiss franc, and U.S. dollar as the value of the Japanese yen increased relative to these currencies on speculation that reports might show U.S. expansion decelerated, thereby spurring investors to unwind existing carry trades. Within the agricultural complex, gains of approximately 0.9% were experienced primarily during September from long positions in cotton futures as prices increased on signs that global demand may outpace limited supplies. Meanwhile, long futures positions in the soybean complex achieved gains as prices rose amid concern that reduced rains in

Brazil and Argentina may diminish crop yields. Smaller gains of approximately 0.2% were achieved within the global stock index markets, primarily during September, from long positions in European and U.S. equity index futures as prices rose after higher-than-estimated U.S. wholesale inventories and China’s better-than-expected industrial production data raised confidence in the global economic recovery. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.5% experienced within the energy sector, primarily during July and September from short futures positions in crude oil and its related products. During July, prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. In September, prices continued to increase after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery may stimulate energy demand. Within the metals markets, losses of approximately 0.2% were incurred primarily during July from long positions in gold and silver futures as prices declined amid waning European debt concerns, which reduced demand for precious metals as a relative “safe haven.”

The Partnership recorded total trading results including interest income totaling $2,675,885 and expenses totaling $902,079, resulting in net income of $1,773,806 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $15.23 at December 31, 2009, to $16.66 at September 30, 2010.

The most significant trading gains of approximately 13.8% were experienced in the global interest rate sector throughout a majority of the first nine months of the year from long positions in European, U.S., and

Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S.
consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains of approximately 5.3% were achieved primarily during February, March, and April from short positions in the euro versus the U.S. dollar as the value of the euro declined against the U.S. dollar amid concerns that Greece’s mounting debt burden might spread to other European nations. During March and April, additional gains were recorded from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher against the U.S. dollar after U.S. retail sales unexpectedly increased and a U.S. report showed jobs increased the most in three years, diminishing “safe haven” demand for the U.S. dollar. In August, further gains were achieved from long positions in the Japanese yen versus the British pound, Swiss franc, and U.S. dollar as the value of the Japanese yen increased relative to these currencies on speculation that reports might show U.S. expansion decelerated, thereby spurring investors to unwind existing carry trades. Within the agricultural complex, gains of approximately 0.2% were recorded primarily during March and September. During March, long futures positions in live cattle and feeder cattle resulted in gains as prices rose after a U.S. Department of Agriculture report showed demand might increase as supplies shrink. In September, gains were achieved from long positions in cotton futures as prices increased on signs that global demand may outpace limited supplies. A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 2.0% within the global stock index sector, primarily during January, May, June, and August. In January, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. In August, losses were incurred from long positions in U.S. and European equity index futures as prices fell after the U.S. Federal Reserve said the pace of economic recovery is likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Losses of approximately 1.8% were recorded in the energy markets, primarily during January, from long futures positions in crude oil and its related products as prices declined amid speculation that China’s economic activity and energy demand may ease. During May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. In September, losses were recorded due to short futures positions in crude oil and its related products as prices rose after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery may stimulate energy demand. Lastly, losses of approximately 0.6% were experienced within the metals sector, primarily during January, from long futures positions in copper and nickel as prices fell sharply on speculation that demand for base metals may wane after Chinese banks begin to restrict lending. Further losses were incurred during May from long positions in nickel futures as prices were pressured lower on concern that demand for base metals might be slipping. In July, losses were experienced from long positions in gold and silver futures as prices declined amid waning European debt concerns, which reduced demand for precious metals as a relative “safe haven.”

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

The most significant trading losses of approximately 2.1% were incurred in the currency sector primarily during February, March, May, July, and August from short positions in the euro and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Additional losses were incurred, primarily during January and April, from long positions in the euro versus the Canadian dollar as the value of the Canadian dollar moved higher on strength in the commodity markets.  Within the energy markets, losses of approximately 1.3% were recorded primarily during March, April, May, and July from short futures positions in crude oil and its related products as prices moved higher amid positive economic data, which spurred optimism that energy demand may rebound.  During August, newly established long futures positions in crude oil and its related products recorded additional losses as prices reversed lower due to above-average U.S. stockpiles.  Additional losses of approximately 1.3% were experienced in the agricultural complex primarily during March and June from short futures positions in feeder cattle and coffee as prices rose on speculation that government bailouts might help revive the world economy and boost demand for these commodities.  Coffee prices continued to move higher throughout the third quarter on speculation that adverse weather in Colombia and Brazil may disrupt harvests and tighten supplies, thus incurring losses from short positions.  Further losses in the agricultural complex resulted from long and short futures positions in soybeans as prices moved without consistent direction during July and August amid conflicting reports regarding supply and demand.  Lastly, losses were recorded primarily during June from long positions in cocoa futures as prices fell on concerns that demand might decline more than previously expected.  Within the metals sector, losses of approximately 0.9% were recorded throughout a majority of the first half of the year from short futures positions in zinc, aluminum, and tin as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  Further losses were recorded during June and July from newly established long positions in zinc and tin futures as prices fell amid speculative selling.  Meanwhile, losses were also incurred during March and June from long positions in gold futures as prices fell amid a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  Smaller losses of approximately 0.8% were incurred in the global interest rates sector primarily during January from long positions in U.S. and European fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were incurred during April and June from long positions in U.S. and European fixed-income futures as prices moved lower after a pledge from Group of 20 leaders to support the global economy reduced demand for the relative “safety” of government bonds.  A portion of the Partnership’s losses in the first nine months of the year was offset by gains of approximately 1.6% experienced in the global equity index sector throughout a majority of the third quarter from long positions in European, Australian, and Hong Kong equity index futures as prices moved higher due to positive corporate earnings reports, stronger-than-expected economic data, and optimism that the global economy may be stabilizing.

I
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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $20 million and $21 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(1.31)%	(0.97)%

Interest Rate	(1.19)	(1.14)

Currency	(0.74)	(0.51)

Commodity	(1.00)	(0.38)

Aggregate Value at Risk	(1.83)%	(1.40)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Equity	(1.31)%	(0.55)%	(0.96)%
Interest Rate	(1.56)	(0.72)	(1.08)
Currency	(0.96)	(0.30)	(0.61)
Commodity	(1.63)	(0.51)	(0.99)
Aggregate Value at Risk	(2.40)%	(1.38)%	(1.83)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Equity	(0.97)%	(0.03)%	(0.35)%
Interest Rate	(1.14)	(0.37)	(0.67)
Currency	(0.62)	(0.15)	(0.37)
Commodity	(0.51)	(0.28)	(0.41)
Aggregate Value at Risk	(1.40)%	(0.60)%	(0.92)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 89% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The third largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the Partnership’s primary exposures were to the S&P 500 (U.S.), DAX (Germany), FTSE 100 (U.K.), S&P 60 (Canada), SPI 200 (Australia), Nasdaq 100 (U.S.), Singapore Free (Singapore), CAC 40 (France), S&P Midcap (U.S.), Dow Jones Industrials (U.S.), and Nikkei 225 (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, potentially resulting in numerous small losses.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries’ interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries’ interest rates, as well as Australian and New Zealand interest rates, will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.

At September 30, 2010, the Partnership’s major exposures were to the Australian dollar, Japanese yen, British pound, euro, New Zealand dollar, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Energy.  The largest market exposure of the Partnership at September 30, 2010, was to the energy sector. The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Soft Commodities and Agriculturals.  The second largest market exposure of the Partnership at September 30, 2010, was to the markets that comprise these sectors. Most of the exposure was to cocoa, soybeans, corn, rubber, soybean meal, orange juice, coffee, soybean oil, sugar, wheat, live cattle, cotton, fluid milk, lumber, and rapeseed markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.  At September 30, 2010, the Partnership had market exposure to the metals sector. The Partnership’s metals exposure was to fluctuations in the price of precious metals, such as gold, silver, platinum, and palladium, as well as base metals, such as copper, nickel, lead, and aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances.  The Partnership’s primary foreign currency balances at September 30, 2010, were in Japanese yen, euros, Australian dollars, British pounds, Hungarian forint, New Zealand dollars, Czech korunas, South African rand, Norwegian kroner, Singapore dollars, Canadian dollars, Polish zlotys, Swedish kronor, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.