Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2011-08-12
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-38

Item 4.	Controls and Procedures	38-39

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	40

Item 6.	Exhibits	40

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	14,272,030	16,507,962
Restricted cash	860,445	1,670,616

Total cash	15,132,475	18,178,578

Net unrealized gain on open contracts (MS&Co.)	1,087,568	1,625,744
Net unrealized loss on open contracts (MSIP)	(47,394)	(68,187)

Total net unrealized gain on open contracts	1,040,174	1,557,557

Options purchased (premiums paid $30,562 and $1,356, respectively)	14,010	2,701

Total Trading Equity	16,186,659	19,738,836

Interest receivable (MSSB)	191	1,592

Total Assets	16,186,850	19,740,428

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	166,456	202,690
Accrued brokerage fees (MS&Co.)	63,317	73,533
Accrued management fees	20,361	23,698
Options written (premiums received $35,108 and $0, respectively)	14,010	–

Total Liabilities	264,144	299,921

Partners’ Capital:

Limited Partners (1,044,944.503 and 1,123,253.035 Units, respectively)	15,739,660	19,232,434
General Partner (12,152.331 and 12,152.331 Units, respectively)	183,046	208,073

Total Partners’ Capital	15,922,706	19,440,507

Total Liabilities and Partners’ Capital	16,186,850	19,740,428

NET ASSET VALUE PER UNIT	15.06	17.12

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(86,583)	(0.54)
Equity	28,374	0.18
Foreign currency	73,099	0.46
Interest rate	23,556	0.14

Total Futures and Forward Contracts Purchased	38,446	0.24

Futures and Forward Contracts Sold

Commodity	77,516	0.48
Equity	(14,340)	(0.09)
Foreign currency	7,870	0.05
Interest rate	7,600	0.05

Total Futures and Forward Contracts Sold	78,646	0.49

Unrealized Currency Gain	923,082	5.80

Net fair value	1,040,174	6.53

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	14,010	0.09
Options written on Forward Contracts	(14,010)	(0.09)

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
	$
Options purchased on Forward Contracts	2,701	0.01

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	980	6,525	6,382	9,310

EXPENSES
Brokerage fees (MS&Co.)	195,940	229,296	412,208	453,926
Management fees	63,009	74,766	132,736	148,180

Total Expenses	258,949	304,062	544,944	602,106

NET INVESTMENT LOSS	(257,969)	(297,537)	(538,562)	(592,796)

TRADING RESULTS
Trading profit (loss):
Realized	(485,948)	1,402,637	(1,223,860)	1,508,185
Net change in unrealized	(47,994)	(997,332)	(514,182)	(86,337)

Total Trading Results	(533,942)	405,305	(1,738,042)	1,421,848

NET INCOME (LOSS)	(791,911)	107,768	(2,276,604)	829,052

NET INCOME (LOSS) ALLOCATION

Limited Partners	(782,927)	106,699	(2,251,577)	820,739
General Partner	(8,984)	1,069	(25,027)	8,313

NET INCOME (LOSS) PER UNIT *

Limited Partners	(0.74)	0.08	(2.06)	0.65
General Partner	(0.74)	0.08	(2.06)	0.65

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	1,083,283.727	1,254,715.734	1,104,268.184	1,272,817.132

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	1,135,405.366	19,232,434	208,073	19,440,507

Net Loss	–	(2,251,577)	(25,027)	(2,276,604)

Redemptions	(78,308.532)	(1,241,197)	–	(1,241,197)

Partners’ Capital,
June 30, 2011	1,057,096.834	15,739,660	183,046	15,922,706

Partners’ Capital,
December 31, 2009	1,300,346.582	19,608,456	200,894	19,809,350

Net Income	–	820,739	8,313	829,052

Redemptions	(71,818.055)	(1,113,434)	(11,209)	(1,124,643)

Partners’ Capital,
June 30, 2010	1,228,528.527	19,315,761	197,998	19,513,759

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
2.	Financial Highlights
    Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:

                                                                                For the Three                                                                  For the Six
                                                                       Months Ended June 30,                                                 Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 15.80	$ 15.80	$ 17.12	$ 15.23

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.24)	(0.24)	(0.50)	(0.48)
Realized Gain (Loss) (1)	(0.46)	1.11	(1.10)	1.19
Unrealized Loss	(0.04)	(0.80)	(0.47)	(0.07)
Net Gain (Loss)	(0.74)	0.08	(2.06)	0.65

Net asset value, June 30:	$ 15.06	$ 15.88	$ 15.06	$ 15.88

Ratios to average net assets:
Net Investment Loss (2)	(6.3)%	(6.0)%	(6.3)%	(6.1)%
Expenses before Incentive Fees (2)	6.3%	6.2%	6.3%	6.2%
Expenses after Incentive Fees (2)	6.3%	6.2%	6.3%	6.2%
Net Gain (Loss) (2)	(19.2)%	2.2%	(26.5)%	8.5%
Total return before incentive fees	(4.7)%	0.5%	(12.0)%	4.3%
Total return after incentive fees	(4.7)%	0.5%	(12.0)%	4.3%

   (1) Realized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees if applicable).

   (3) Amounts less than $0.005 per Unit.

3.  Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP in Futures Interests trading accounts to meet margin requirements as needed.  MSSB pays the Partnership at each month end interest income on 100%

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the funds on deposit with the commodity brokers at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on Futures Interests.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading of options on foreign currency forward contracts.

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

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying assets at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	1,033,291	6,883	1,040,174	Jun. 2013	Jul. 2011
Dec. 31, 2010	1,494,155	63,402	1,557,557	Dec. 2012	Apr. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $16,165,766 and $19,672,733 at June 30, 2011 and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$

Commodity	52,255	(138,838)	112,805	(35,289)	(9,067)	262
Equity	28,374	–	–	(14,340)	14,034	51
Foreign currency	116,583	(43,484)	49,348	(41,478)	80,969	2,033
Interest rate	67,648	(44,092)	7,600	–	31,156	337
Total	264,860	(226,414)	169,753	(91,107)	117,092

Unrealized currency gain					923,082
Total net unrealized gain on open contracts					1,040,174

		Average number of contracts outstanding
		for the six months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	14,010	1
Options written	(14,010)	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	572,508	(74,894)	1,700	(282,491)	216,823	364
Equity	19,806	(16,315)	14,244	(9,282)	8,453	54
Foreign currency	202,991	(31,548)	222,394	(39,617)	354,220	1,998
Interest rate	61,518	(13,756)	1,842	(29,249)	20,355	417
Total	856,823	(136,513)	240,180	(360,639)	599,851

Unrealized currency gain					957,706
Total net unrealized gain on open contracts					1,557,557

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	2,701	2
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(516,509)	(665,135)
Equity	(479,340)	(683,138)
Foreign currency	208,886	(527,067)
Interest rate	287,561	170,859
Unrealized currency loss	(34,540)	(33,561)
Total	(533,942)	(1,738,042)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	(485,948)	(1,223,860)
Net change in unrealized	(47,994)	(514,182)
Total Trading Results	(533,942)	(1,738,042)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	346,328	–	n/a	346,328
Forwards	–	88,285	n/a	88,285
Options Purchased	–	14,010	n/a	14,010

Total Assets	346,328	102,295	n/a	448,623

Liabilities
Futures	236,119	–	n/a	236,119
Forwards	–	81,402	n/a	81,402
Options Written	–	14,010	n/a	14,010

Total Liabilities	236,119	95,412	n/a	331,531

Unrealized currency gain				923,082

* Net fair value	110,209	6,883	n/a	1,040,174

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	980,403	–	n/a	980,403
Forwards	–	116,589	n/a	116,589
Options Purchased	–	2,701	n/a	2,701

Total Assets	980,403	119,290	n/a	1,099,693

Liabilities
Futures	443,954	–	n/a	443,954
Forwards	–	53,187	n/a	53,187

Total Liabilities	443,954	53,187	n/a	497,141

Unrealized currency gain				957,706

* Net fair value	536,449	66,103	n/a	1,560,258

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities.  This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended

June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(532,962) and expenses totaling $258,949, resulting in a net loss of $791,911 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $15.80 at March 31, 2011, to $15.06 at June 30, 2011.

The most significant trading losses were incurred in the global stock index markets, primarily during June, from long positions in European and U.S. equity index futures as prices moved lower on concerns about the overall pace of the global economic recovery. Within the agricultural markets, losses were experienced primarily during April from long positions in cotton futures as prices declined to a three-month low on concern that demand may slow from China, the world’s biggest buyer of the fiber. Within the energy markets, losses were experienced from short positions in natural gas futures as prices rose on forecasts of above-average temperatures in the U.S., boosting demand for the fuel. Within the metals markets, losses were experienced from long positions in base metals, primarily aluminum and lead, as prices fell after China restricted bank lending, spurring speculation anti-inflation policies may slow growth in the world’s second-biggest economy and biggest purchaser of base metals. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the Japanese yen, Indian rupee, and Swiss franc and Taiwan dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Additional currency gains were recorded from short positions in the euro and British pound versus the Swiss franc as the franc’s value rose in response to safe-haven buying in light of the Greek debt crisis. Within the global interest rate markets, gains were achieved primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

The Partnership recorded total trading results including interest income totaling $(1,731,660) and expenses totaling $544,944, resulting in a net loss of $2,276,604 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $17.12 at December 31, 2010, to $15.06 at June 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during June, from long positions in European and U.S. equity index futures as prices moved lower on concern about the overall pace of the global economic recovery. Within the agricultural markets, losses were experienced primarily during March from long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Further losses were recorded in long cocoa positions as prices dropped on signs that the political turmoil in the front contract that had hampered exports would possibly be easing. Losses were incurred in the metals complex, primarily during March, due to long positions in nickel, copper, and zinc futures as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East would potentially slow the global economy. Within the currency markets, losses were experienced primarily in January from short positions in the British pound and euro versus the Japanese yen as the value of the British pound and euro moved higher against the yen on speculation European officials would take additional measures to counter the sovereign debt crisis, while the S&P reduced Japan’s credit rating over elevated fiscal deficits. Within the energy markets, losses were experienced primarily during May from long futures positions in refined oil products as prices moved lower on speculation that a weakening global economy and the European debt crisis may lead to reduced energy demand. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

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

The most significant trading gains of approximately 8.8% were experienced in the global interest rate sector throughout a majority of the first half of the year from long positions in European, U.S., and Japanese fixed-income futures. In January and February, prices increased on speculation that the European Union may be reluctant to help Greece, Portugal, and Spain bolster their finances, reigniting concerns of a major sovereign debt default and thereby boosting demand for the relative “safety” of government bonds. Prices were pressured higher throughout the second quarter after credit-rating downgrades of Greece and Portugal spurred concern that the European debt crisis might derail the global economic recovery and after the European Central Bank left interest rates at a record low. Within the currency markets, gains of approximately 4.2% were achieved primarily during February, March, and April from short positions in the euro versus the U.S. dollar as the value of the euro declined against the U.S. dollar amid concerns that Greece’s mounting debt burden might spread to other European nations. During March and April, additional gains were recorded from long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher against the U.S. dollar after U.S. retail sales unexpectedly increased and a U.S. report showed jobs increased the most in three years, diminishing “safe haven” demand for the U.S. dollar. A portion of the Partnership’s gains for the first six months of the year was offset by losses of approximately 2.2% within the global stock index sector, primarily during January, May, and June. In January, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved lower amid disappointing U.S. corporate earnings reports and mounting concerns over sovereign debt defaults from a number of European countries. During May and June, losses were incurred from long positions in European, U.S., and Japanese equity-index futures as prices moved lower on growing concerns that Greece’s sovereign debt crisis might spread throughout Europe. Losses of approximately 1.3% were recorded in the energy markets, primarily during January, from long futures positions in crude oil and its related products as prices declined on reports of increased U.S. inventories, as well as amid speculation that China’s economic activity and energy demand may ease. During May, long futures positions in crude oil and its related products resulted in additional losses as prices declined on continued worries that Europe’s debt troubles might slow down the global economic recovery and thereby weaken energy demand. Smaller losses of approximately 0.7% were incurred within the agricultural complex, primarily during February, April, and May. In February, losses were recorded from long positions in sugar futures as prices fell on speculation that Brazil, the world’s largest sugar producer, might increase exports. During April, losses were experienced from short positions in wheat futures as prices climbed higher amid speculation that cold weather in the U.S. might damage crops and reduce supplies. In May, long futures positions in the soybean complex resulted in losses as prices fell following news that U.S. farmers might boost plantings this year to a record high. Lastly, losses of approximately 0.4% were experienced within the metals sector, primarily during January, from long futures positions in copper and nickel as prices fell sharply on speculation that demand for base metals may wane after Chinese banks begin to restrict lending. Further losses were incurred during May from long positions in nickel futures as prices were pressured lower on concern that demand for base metals might be slipping.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $16 million and $19    million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Interest Rate	(0.94)%	(0.37)%

Currency	(0.88)	(0.73)

Equity	(0.46)	(0.23)

Commodity	(0.37)	(1.83)

Aggregate Value at Risk	(1.08)%	(2.08)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.19)%	(0.37)%	(0.78)%
Currency	(0.88)	(0.73)	(0.81)
Equity	(1.31)	(0.23)	(0.58)
Commodity	(1.83)	(0.37)	(1.04)
Aggregate Value at Risk	(2.08)%	(1.08)%	(1.60)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.56)%	(0.37)%	(1.00)%
Currency	(0.96)	(0.30)	(0.68)
Equity	(1.31)	(0.23)	(0.80)
Commodity	(1.83)	(0.51)	(1.24)
Aggregate Value at Risk	(2.40)%	(1.73)%	(2.01)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or their ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk that they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 95% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisors, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors and trading approaches through the selection of the Trading Advisors and by daily monitoring their performance.  In addition, the Trading Advisors establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisors.

Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act)

as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.