Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2011-11-10
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42-43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	13,565,837	16,507,962
Restricted cash	798,057	1,670,616

Total cash	14,363,894	18,178,578

Net unrealized gain on open contracts (MS&Co.)	1,221,506	1,625,744
Net unrealized gain (loss) on open contracts (MSIP)	75,398	(68,187)

Total net unrealized gain on open contracts	1,296,904	1,557,557

Options purchased (premiums paid $3,245 and $1,356, respectively)	402	2,701

Total Trading Equity	15,661,200	19,738,836

Interest receivable (MSSB)	13	1,592

Total Assets	15,661,213	19,740,428

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	222,497	202,690
Accrued brokerage fees (MS&Co.)	60,259	73,533
Accrued management fees	19,421	23,698

Total Liabilities	302,177	299,921

Partners’ Capital:

Limited Partners (990,194.781 and 1,123,253.035 Units, respectively)	15,172,825	19,232,434
General Partner (12,152.331 and 12,152.331 Units, respectively)	186,211	208,073

Total Partners’ Capital	15,359,036	19,440,507

Total Liabilities and Partners’ Capital	15,661,213	19,740,428

NET ASSET VALUE PER UNIT	15.32	17.12

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(95,883)	(0.62)
Equity	(36,765)	(0.24)
Foreign currency	(10,503)	(0.07)
Interest rate	157,616	1.02

Total Futures and Forward Contracts Purchased	14,465	0.09

Futures and Forward Contracts Sold

Commodity	366,658	2.38
Equity	10,565	0.07
Foreign currency	1,786	0.01
Interest rate	969	0.01

Total Futures and Forward Contracts Sold	379,978	2.47

Unrealized Currency Gain	902,461	5.88

Net fair value	1,296,904	8.44

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	402	-

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

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	692	7,025	7,074	16,335

EXPENSES
Brokerage fees (MS&Co.)	182,410	226,118	594,618	680,044
Management fees	58,697	73,855	191,433	222,035

Total Expenses	241,107	299,973	786,051	902,079

NET INVESTMENT LOSS	(240,415)	(292,948)	(778,977)	(885,744)

TRADING RESULTS
Trading profit (loss):
Realized	274,656	1,206,271	(949,204)	2,714,456
Net change in unrealized	249,341	1,829	(264,841)	(84,508)
	523,997	1,208,100	(1,214,045)	2,629,948

Proceeds from Litigation Settlement	–	29,602	–	29,602

Total Trading Results	523,997	1,237,702	(1,214,045)	2,659,550

NET INCOME (LOSS)	283,582	944,754	(1,993,022)	1,773,806

NET INCOME (LOSS) ALLOCATION

Limited Partners	280,417	935,116	(1,971,160)	1,755,855
General Partner	3,165	9,638	(21,862)	17,951

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.26	0.78	(1.80)	1.43
General Partner	0.26	0.78	(1.80)	1.43

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	1,033,292.482	1,222,737.735	1,080,349.632	1,255,940.559

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	1,135,405.366	19,232,434	208,073	19,440,507

Net Loss	–	(1,971,160)	(21,862)	(1,993,022)

Redemptions	(133,058.254)	(2,088,449)	–	(2,088,449)

Partners’ Capital,
September 30, 2011	1,002,347.112	15,172,825	186,211	15,359,036

Partners’ Capital,
December 31, 2009	1,300,346.582	19,608,456	200,894	19,809,350

Net Income	–	1,755,855	17,951	1,773,806

Redemptions	(91,503.037)	(1,431,062)	(16,424)	(1,447,486)

Partners’ Capital,
September 30, 2010	1,208,843.545	19,933,249	202,421	20,135,670

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are SSARIS Advisors, LLC, Altis Partners (Jersey) Limited, and C-View International Limited (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
2.	Financial Highlights
     Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

                                                                                                      For the Three Months                                                               For the Nine Months
                                                                                               Ended September 30,                                                                  Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 15.06	$ 15.88	$ 17.12	$ 15.23

Interest Income	– (3)	0.01	0.01	0.01
Expenses	(0.24)	(0.25)	(0.73)	(0.72)
Realized/Unrealized Gain/(Loss) (1)	0.50	1.02	(1.08)	2.14
Net Gain/(Loss)	0.26	0.78	(1.80)	1.43

Net asset value, September 30:	$ 15.32	$ 16.66	$ 15.32	$ 16.66

Ratios to average net assets:
Net Investment Loss (2)	(6.1)%	(5.8)%	(6.2)%	(6.0)%
Expenses before Incentive Fees (2)	6.1%	6.0%	6.3%	6.1%
Expenses after Incentive Fees (2)	6.1%	6.0%	6.3%	6.1%
Net Gain/(Loss) (2)	7.2%	18.9%	(15.9)%	12.0%
Total return before incentive fees	1.7%	4.9%	(10.5)%	9.4%
Total return after incentive fees	1.7%	4.9%	(10.5)%	9.4%

   (1) Realized/Unrealized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	1,282,218	14,686	1,296,904	Sep. 2013	Oct. 2011
Dec. 31, 2010	1,494,155	63,402	1,557,557	Dec. 2012	Apr. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $15,646,112 and $19,672,733 at September 30, 2011 and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	52,679	(148,562)	381,123	(14,465)	270,775	244
Equity	1,232	(37,997)	12,894	(2,329)	(26,200)	44
Foreign currency	44,462	(54,965)	43,085	(41,299)	(8,717)	2,083
Interest rate	184,686	(27,070)	2,240	(1,271)	158,585	317
Total	283,059	(268,594)	439,342	(59,364)	394,443

Unrealized currency gain					902,461
Total net unrealized gain on open contracts					1,296,904

		Average number of contracts outstanding
		for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	402	1
Options written	-	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	572,508	(74,894)	1,700	(282,491)	216,823	364
Equity	19,806	(16,315)	14,244	(9,282)	8,453	54
Foreign currency	202,991	(31,548)	222,394	(39,617)	354,220	1,998
Interest rate	61,518	(13,756)	1,842	(29,249)	20,355	417
Total	856,823	(136,513)	240,180	(360,639)	599,851

Unrealized currency gain					957,706
Total net unrealized gain on open contracts					1,557,557

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	2,701	2
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(116,970)	(782,105)
Equity	(294,906)	(978,044)
Foreign currency	(132,530)	(659,597)
Interest rate	1,089,024	1,259,883
Unrealized currency loss	(20,621)	(54,182)
Total	523,997	(1,214,045)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	274,656	(949,204)
Net change in unrealized	249,341	(264,841)
Total Trading Results	523,997	(1,214,045)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	37,221	(428,214)
Equity	42,790	(403,859)
Foreign currency	20,145	924,651
Interest rate	944,678	2,603,299
Unrealized currency gain/(loss)	163,266	(65,929)
Proceeds from Litigation Settlement	29,602	29,602
Total	1,237,702	2,659,550

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	1,206,271	2,714,456
Net change in unrealized	1,829	(84,508)
Proceeds from Litigation Settlement	29,602	29,602
Total Trading Results	1,237,702	2,659,550

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	670,462	–	n/a	670,462
Forwards	–	51,939	n/a	51,939
Options Purchased	–	402	n/a	402

Total Assets	670,462	52,341	n/a	722,803

Liabilities
Futures	290,705	–	n/a	290,705
Forwards	–	37,253	n/a	37,253

	290,705	37,253	n/a	327,958
Total Liabilities
				902,461
Unrealized currency gain
	379,757	15,088	n/a	1,297,306
*Net fair value

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	980,403	–	n/a	980,403
Forwards	–	116,589	n/a	116,589
Options Purchased	–	2,701	n/a	2,701

Total Assets	980,403	119,290	n/a	1,099,693

Liabilities
Futures	443,954	–	n/a	443,954
Forwards	–	53,187	n/a	53,187

Total Liabilities	443,954	53,187	n/a	497,141

Unrealized currency gain				957,706

*Net fair value	536,449	66,103	n/a	1,560,258

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” on the Statements of Financial Condition.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of each Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended

September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $524,689 and expenses totaling $241,107 resulting in net income of $283,582 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $15.06 at June 30, 2011, to $15.32 at September 30, 2011.

The most significant trading gains were achieved within the global interest rate sector from long positions in European and U.S. fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were experienced primarily during September from short futures positions in copper, nickel, and zinc futures as prices fell after continued fears of a “double dip” recession in the U.S. and Europe, along with inflationary pressures in China, spurred speculation global demand for metals may weaken. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global stock index sector due to long positions in U.S. and European equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating, worse-than-expected economic reports, and concern about the European sovereign debt crisis. Within the agricultural complex, losses were incurred primarily during August and September due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy thus reducing demand for the grains. Additionally, prices of corn futures continued to decline after a U.S. government report revealed bigger-than-expected U.S. inventories. Within the currency sector, losses were incurred primarily during September due to long positions in the New Zealand dollar versus the U.S. dollar, short positions in the British pound versus the Australian dollar, and long positions in the Australian dollar versus the Canadian dollar as the value of the New Zealand dollar and Australian dollar moved lower in tandem with declining commodity prices. During August, short positions in the British pound and euro versus the Australian dollar resulted in additional losses. Within the energy sector, losses were incurred primarily during August due to long futures positions in crude oil and its related products at the beginning of the month as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.

The Partnership recorded total trading results including interest income totaling $(1,206,971) and expenses totaling $786,051, resulting in a net loss of $1,993,022 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit decreased from $17.12 on December 31, 2010 to $15.32 at September 30, 2011.

The most significant trading losses were incurred within the global stock index markets, primarily during June, from long positions in European and U.S. equity index futures as prices moved lower on concern about the overall pace of the global economic recovery. Within the agricultural markets, losses were experienced primarily during March from long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Further losses were recorded in long cocoa futures positions as prices dropped on signs that the political turmoil in the Ivory Coast that had hampered exports would possibly be easing. Within the currency markets, losses were experienced primarily in January from short positions in the British pound and euro versus the Japanese yen as the value of the British pound and euro moved higher against the yen on speculation European officials would take additional measures to counter the sovereign debt crisis, while the S&P reduced Japan’s credit rating over elevated fiscal deficits. Within the energy markets, losses were experienced primarily during May from long futures positions in refined oil products as prices moved lower on speculation that a weakening global economy and the European debt crisis may lead to reduced energy demand. Losses were also incurred in the metals complex, primarily during March, due to long positions in nickel, copper, and zinc futures as prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East would potentially slow the global economy and demand for industrial products. A portion of the Partnership’s losses during the first nine months of the year was offset by gains recorded in the global interest rate sector from long positions in European and U.S. fixed income futures as prices rose throughout the third quarter on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery.

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $1,244,727 and expenses totaling $299,973, resulting in net income of $944,754 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $15.88 at June 30, 2010, to $16.66 at September 30, 2010.

The most significant trading gains of approximately 4.7% were recorded within the global interest rate sector, primarily during July and August. In July, gains were experienced from long positions in U.S. fixed-income futures as prices moved higher after the U.S. Federal Reserve’s Beige Book indicated stalled or slower U.S. economic growth, thereby boosting demand for the relative “safety” of government debt. Prices continued to climb higher on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if economic growth slows. Gains were achieved during August from long positions in European, U.S., and Australian fixed-income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economic recovery. Within the currency markets, gains of approximately 1.0% were recorded primarily during August from long positions in the Japanese yen versus the British pound, Swiss franc, and U.S. dollar as the value of the Japanese yen increased relative to these currencies on speculation that reports might show U.S. expansion decelerated, thereby spurring investors to unwind existing carry trades. Within the agricultural complex, gains of approximately 0.9% were experienced primarily during September from long positions in cotton futures as prices increased on signs that global demand may outpace limited supplies. Meanwhile, long futures positions in the soybean complex achieved gains as prices rose amid concern that reduced rains in Brazil and Argentina may diminish crop yields. Smaller gains of approximately 0.2% were achieved within the global stock index markets, primarily during September, from long positions in European and U.S. equity index futures as prices rose after higher-than-estimated U.S. wholesale inventories and China’s better-than-
expected industrial production data raised confidence in the global economic recovery. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.5% experienced within the energy sector, primarily during July and September from short futures positions in crude oil and its related products. During July, prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. In September, prices continued to increase after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery may stimulate energy demand. Within the metals markets, losses of approximately 0.2% were incurred primarily during July from long positions in gold and silver futures as prices declined amid waning European debt concerns, which reduced demand for precious metals as a relative “safe haven.”

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisors is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisors in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $15 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$622,013	4.05%

Interest Rate	$282,564	1.84%

Equity	$119,809	0.78%

Commodity	$420,627	2.74%

Total	$1,445,013	9.41%

Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR*

Currency	$1,897,024	$306,675	$1,030,938

Interest Rate	$449,659	$252,925	$341,257

Equity	$432,915	$47,306	$146,196

Commodity	$578,250	$301,049	$445,361

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $19 million.

Primary Market	December 31, 2010
Risk Category	VaR

Currency	(0.73)%

Interest Rate	(0.37)

Equity	(0.23)

Commodity	(1.83)

Aggregate Value at Risk	(2.08)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 93% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 10, 2011	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.