Form 10-Q
period 2012-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2012-11-13
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30,  2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of September 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-41

Item 4.	Controls and Procedures	42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43-46

Item 1A.	Risk Factors	46-47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47-48

Item 6.	Exhibits	48-49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	10,617,611	12,202,453
Restricted cash	878,756	989,964

Total cash	11,496,367	13,192,417

Net unrealized gain on open contracts (MS&Co.)	1,010,918	1,186,221
Net unrealized gain (loss) on open contracts (MSIP)	(24,814)	34,556

Total net unrealized gain on open contracts	986,104	1,220,777

Options purchased (premiums paid $0 and $1,737, respectively)	–	814

Total Trading Equity	12,482,471	14,414,008

Interest receivable (MS&Co. & MSSB)	877	49

Total Assets	12,483,348	14,414,057

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	202,844	273,368
Accrued brokerage fees (MS&Co.)	48,491	54,606
Accrued management fees	15,712	17,799
Options written (premiums received $13,616 and $0, respectively)	9,266	–

Total Liabilities	276,313	345,773

Partners’ Capital:

Limited Partners (827,698.779 and 936,792.541 Units, respectively)	12,030,404	13,888,123
General Partner (12,152.331 and 12,152.331 Units, respectively)	176,631	180,161

Total Partners’ Capital	12,207,035	14,068,284

Total Liabilities and Partners’ Capital	12,483,348	14,414,057

NET ASSET VALUE PER UNIT	14.53	14.83

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(15,855)	(0.13)
Equity	(18,503)	(0.15)
Foreign currency	11,493	0.09
Interest rate	118,641	0.97

Total Futures and Forward Contracts Purchased	95,776	0.78

Futures and Forward Contracts Sold

Commodity	(13,607)	(0.11)
Equity	3,550	0.03
Foreign currency	7,397	0.06
Interest rate	(11,760)	(0.09)

Total Futures and Forward Contracts Sold	(14,420)	(0.11)

Unrealized Currency Gain	904,748	7.41

Net fair value	986,104	8.08

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options written on Future Contracts	(9,266)	(0.08)

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

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	2,836	692	6,799	7,074

EXPENSES
Brokerage fees (MS&Co.)	145,995	182,410	457,676	594,618
Management fees	47,200	58,697	147,663	191,433

Total Expenses	193,195	241,107	605,339	786,051

NET INVESTMENT LOSS	(190,359)	(240,415)	(598,540)	(778,977)

TRADING RESULTS
Trading profit (loss):
Net realized	383,271	274,656	572,876	(949,204)
Net change in unrealized	(48,521)	249,341	(229,400)	(264,841)

Total Trading Results	334,750	523,997	343,476	(1,214,045)

NET INCOME (LOSS)	144,391	283,582	(255,064)	(1,993,022)

NET INCOME (LOSS) ALLOCATION

Limited Partners	142,472	280,417	(251,534)	(1,971,160)
General Partner	1,919	3,165	(3,530)	(21,862)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.15	0.26	(0.30)	(1.80)
General Partner	0.15	0.26	(0.30)	(1.80)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	862,998.961	1,033,292.482	899,179.724	1,080,349.632

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	948,944.872	13,888,123	180,161	14,068,284

Net Loss	–	(251,534)	(3,530)	(255,064)

Redemptions	(109,093.762)	(1,606,185)	–	(1,606,185)

Partners’ Capital,
September 30, 2012	839,851.110	12,030,404	176,631	12,207,035

Partners’ Capital,
December 31, 2010	1,135,405.366	19,232,434	208,073	19,440,507

Net Loss	–	(1,971,160)	(21,862)	(1,993,022)

Redemptions	(133,058.254)	(2,088,449)	–	(2,088,449)

Partners’ Capital,
September 30, 2011	1,002,347.112	15,172,825	186,211	15,359,036

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

1.  Organization
Morgan Stanley Smith Barney Spectrum Global Balanced L.P. is a Delaware limited partnership organized in 1994 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Spectrum series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Spectrum Currency and Commodity L.P., Morgan Stanley Smith Barney Spectrum Select L.P., Morgan Stanley Smith Barney Spectrum Strategic L.P., and Morgan Stanley Smith Barney Spectrum Technical L.P. (collectively, the “Spectrum Series”).

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. As of September 26, 2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are SSARIS Advisors, LLC (“SSARIS”), Altis Partners (Jersey) Limited (“Altis”), and C-View International Limited (“C-View”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012 and 2011 were as follows:
      For the Three Months                                                            For the Nine Months
      Ended September 30,                                                            Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 14.38	$ 15.06	$ 14.83	$ 17.12

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.23)	(0.24)	(0.68)	(0.73)
Realized/Unrealized Income (Loss) (1)	0.38	0.50	0.37	(1.08)
Net Income(Loss)	0.15	0.26	(0.30)	(1.80)

Net asset value, September 30:	$ 14.53	$ 15.32	$ 14.53	$ 15.32

Ratios to average net assets:
Net Investment Loss (2)	(6.0)%	(6.1)%	(6.1)%	(6.2)%
Expenses before Incentive Fees (2)	6.1%	6.1%	6.2%	6.3%
Expenses after Incentive Fees (2)	6.1%	6.1%	6.2%	6.3%
Net Income (Loss) (2)	4.6%	7.2%	(2.6)%	(15.9)%
Total return before incentive fees	1.0%	1.7%	(2.0)%	(10.5)%
Total return after incentive fees	1.0%	1.7%	(2.0)%	(10.5)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

3. Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. in Futures Interests trading accounts to meet margin requirements as needed.  Monthly MS&Co. pays the Partnership interest income on 100% of the average

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily equity maintained in cash in the Partnership’s account during each month at a rate equal to 100% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards, or options contracts that have not been received.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  The Partnership pays brokerage fees to MS&Co.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2012	960,037	26,067	986,104	Sep. 2014	Oct. 2012
Dec. 31, 2011	1,229,274	(8,497)	1,220,777	Dec. 2013	Jan. 2012

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $12,456,404 and $14,421,691 at September 30, 2012 and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2012 and December 31, 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	93,980	(109,835)	17,827	(31,434)	(29,462)	221
Equity	4,311	(22,814)	11,900	(8,350)	(14,953)	45
Foreign currency	56,321	(44,828)	17,047	(9,650)	18,890	910
Interest rate	120,165	(1,524)	1,264	(13,024)	106,881	391
Total	274,777	(179,001)	48,038	(62,458)	81,356

Unrealized currency gain					904,748
Total net unrealized gain on open contracts					986,104

		Average number of contracts outstanding
		for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	1
Options written	(9,266)	15

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	26,687	(42,619)	281,332	(69,359)	196,041	233
Equity	10,832	(5,231)	3,176	(1,161)	7,616	39
Foreign currency	22,399	(18,270)	54,621	(21,149)	37,601	1,920
Interest rate	72,718	(4,626)	21,080	(4,515)	84,657	277
Total	132,636	(70,746)	360,209	(96,184)	325,915

Unrealized currency gain					894,862
Total net unrealized gain on open contracts					1,220,777

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	814	1
Options written	–	1

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	82,180	103,931
Equity	82,631	142,133
Foreign currency	103,831	(46,774)
Interest rate	54,390	134,300
Unrealized currency gain	11,718	9,886
Total	334,750	343,476

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	383,271	572,876
Net change in unrealized	(48,521)	(229,400)
Total Trading Results	334,750	343,476

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(116,970)	(782,105)
Equity	(294,906)	(978,044)
Foreign currency	(132,530)	(659,597)
Interest rate	1,089,024	1,259,883
Unrealized currency loss	(20,621)	(54,182)
Total	523,997	(1,214,045)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	274,656	(949,204)
Net change in unrealized	249,341	(264,841)
Total Trading Results	523,997	(1,214,045)

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
September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	267,815	–	n/a	267,815
Forwards	–	55,000	n/a	55,000

Total Assets	267,815	55,000	n/a	322,815

Liabilities
Futures	212,526	–	n/a	212,526
Forwards	–	28,933	n/a	28,933
Options Written	9,266	–	n/a	9,266

Total Liabilities	221,792	28,933	n/a	250,725

Unrealized currency gain				904,748

* Net fair value	46,023	26,067	n/a	976,838

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	472,189	–	n/a	472,189
Forwards	–	20,656	n/a	20,656
Options Purchased	–	814	n/a	814

Total Assets	472,189	21,470	n/a	493,659

Liabilities
Futures	137,777	–	n/a	137,777
Forwards	–	29,153	n/a	29,153

Total Liabilities	137,777	29,153	n/a	166,930

Unrealized currency gain				894,862

* Net fair value	334,412	(7,683)	n/a	1,221,591

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company would be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally,

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 19.24%; Currency 48.82%; Equity 11.78%; and Commodity 20.16%.

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for each Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 61.74% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 38.26% are forward contracts which are off-exchange traded.

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

The following table sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2012 and June 30, 2012, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2012 (%)	Allocations as of June 30, 2012 (%)	Allocations as of September 30, 2012($)	Allocations as of June 30, 2012 ($)	Change during the period

SSARIS	32.92	30.43	4,018,358	3,817,574	5.26%
Altis	35.43	38.51	4,324,511	4,831,061	-10.49%
C-View	31.65	31.06	3,864,166	3,895,695	-0.81%

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $337,586 and expenses totaling $193,195 resulting in net income of $144,391 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit increased from $14.38 at June 30, 2012, to $14.53 at September 30, 2012.

The most significant trading gains were achieved within the currency sector, primarily during July, from short positions in the euro as the value of the euro declined versus the U.S. dollar after European Central Bank President Mario Draghi said the currency bloc still faces risks after policy makers cut interest rates to a record low. Within the global stock index sector, gains were achieved throughout the quarter from long positions in U.S. equity index futures as prices moved higher on better-than-expected reports of corporate earnings and U.S. consumer sentiment. Within the agricultural markets, gains were achieved primarily during July from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the global interest rate sector, gains were achieved primarily during July from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Prices of European and U.S. fixed income futures continued to move higher later in July after Germany’s top court said it will take more than eight weeks to rule on the euro-

area’s bailout fund, holding up crisis resolution efforts and boosting demand for the relative “safety” of government debt. Within the energy sector, gains were achieved primarily during August from long futures positions in RBOB (unleaded) gasoline as prices advanced early in the month on speculation of increased energy demand. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the metals sector, primarily during August, from short positions in platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies.

The Partnership recorded total trading results including interest income totaling $350,275 and expenses totaling $605,339 resulting in a net loss of $255,064 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit decreased from $14.83 at December 31, 2011, to $14.53 at September 30, 2012.

The most significant trading losses were incurred within the metals sector, primarily during January, from short positions in platinum and tin as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. The Partnership’s losses for the first nine months of the year were offset by gains achieved within the global stock index sector, primarily during the first quarter, from long positions in U.S., European, and Japanese equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Within the currency sector, gains were achieved primarily during July from short positions in the euro as the value of the euro declined versus the U.S. dollar after European Central Bank President Mario Draghi said the currency bloc still faces risks after policy makers cut interest rates to a record low. Within the global interest rate sector, gains were achieved primarily during April and May from long positions in European, Australian, and U.S. fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional gains were achieved within July from long positions in European and U.S. fixed income futures as prices resumed their climb higher. Within the energy sector, gains were achieved primarily during the first quarter, from long futures positions in RBOB (unleaded) gasoline and Brent crude oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. Additionally, gains were achieved from short natural gas futures positions as prices declined throughout the majority of the first quarter. Within the agricultural sector, gains were achieved primarily during July from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $12 million.

  September 30, 2012
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$694,844	5.69%

Interest Rate	273,877	2.24%

Equity	167,661	1.37%

Commodity	287,020	2.35%

Total	$1,423,402	11.65%

                                        Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	798,694	349,709	527,695
Interest Rate	386,693	226,819	317,240
Equity	245,817	127,777	183,450
Commodity	455,627	287,020	394,961

* Average of month-end VaR.

As of December 31, 2011, the Partnership’s total capitalization was approximately $14 million.
                                         December 31, 2011
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$522,600	3.71%

Interest Rate	236,878	1.68%

Equity	114,767	0.82%

Commodity	424,384	3.02%

Total	$1,298,629	9.23%

                               Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,897,024	140,764	452,072
Interest Rate	524,034	111,250	201,138
Equity	432,915	47,306	98,639
Commodity	578,250	59,025	267,371
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

Item 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of  funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.