Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED LP
filed 2013-11-13
CIK 925266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 660,002.483 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-43

Item 4.	Controls and Procedures	44

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45-56

Item 1A.	Risk Factors	56

Item 4.	Mine Safety Disclosures	56

Item 6.	Exhibits	56-57

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:

Unrestricted cash	7,193,436	9,403,917
Restricted cash	1,166,258	899,358

Total cash	8,359,694	10,303,275

Net unrealized gain on open contracts (MS&Co.)	784,010	1,019,443
Net unrealized loss on open contracts (MSIP)	–	(37,664)

Total net unrealized gain on open contracts	784,010	981,779

Total Trading Equity	9,143,704	11,285,054

Interest receivable (MS&Co.)	87	422

Total Assets	9,143,791	11,285,476

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	147,102	117,253
Accrued brokerage fees (MS&Co.)	36,083	42,933
Options written (premiums received $14,787 and $12,772, respectively)	12,082	22,859
Accrued management fees	9,805	13,727

Total Liabilities	205,072	196,772

Partners’ Capital:

Limited Partners (660,002.483 and 776,379.501 Units, respectively)	8,777,110	10,917,812
General Partner (12,152.331 and 12,152.331 Units, respectively)	161,609	170,892

Total Partners’ Capital	8,938,719	11,088,704

Total Liabilities and Partners’ Capital	9,143,791	11,285,476

NET ASSET VALUE PER UNIT	13.30	14.06

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(32,179)	(0.36)
Equity	(27,282)	(0.31)
Foreign currency	71,442	0.80
Interest rate	42,515	0.48

Total Futures and Forward Contracts Purchased	54,496	0.61

Futures and Forward Contracts Sold

Commodity	(79,865)	(0.89)
Equity	897	0.01
Foreign currency	8,824	0.10
Interest rate	(93,587)	(1.05)

Total Futures and Forward Contracts Sold	(163,731)	(1.83)

Unrealized Currency Gain	893,245	9.99

Net fair value	784,010	8.77

Options Contracts	Fair Value	% of Partners’ Capital
	$
Options written on Futures Contracts	(12,082)	(0.14)

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

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	656	2,836	3,847	6,799

EXPENSES
Brokerage fees (MS&Co.)	113,106	145,995	359,705	457,676
Management fees	30,720	47,200	106,721	147,663

Total Expenses	143,826	193,195	466,426	605,339

NET INVESTMENT LOSS	(143,170)	(190,359)	(462,579)	(598,540)

TRADING RESULTS
Trading profit (loss):
Net realized	(386,373)	383,271	146,070	572,876
Net change in unrealized	(294,133)	(48,521)	(184,977)	(229,400)

Total Trading Results	(680,506)	334,750	(38,907)	343,476

NET INCOME (LOSS)	(823,676)	144,391	(501,486)	(255,064)

NET INCOME (LOSS) ALLOCATION

Limited Partners	(809,210)	142,472	(492,203)	(251,534)
General Partner	(14,466)	1,919	(9,283)	(3,530)

NET INCOME (LOSS) PER UNIT *

Limited Partners	(1.19)	0.15	(0.76)	(0.30)
General Partner	(1.19)	0.15	(0.76)	(0.30)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	694,325.677	862,998.961	732,976.392	899,179.724

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	788,531.832	10,917,812	170,892	11,088,704

Net Loss	–	(492,203)	(9,283)	(501,486)

Redemptions	(116,377.018)	(1,648,499)	–	(1,648,499)

Partners’ Capital,
September 30, 2013	672,154.814	8,777,110	161,609	8,938,719

Partners’ Capital,
December 31, 2011	948,944.872	13,888,123	180,161	14,068,284

Net Loss	–	(251,534)	(3,530)	(255,064)

Redemptions	(109,093.762)	(1,606,185)	–	(1,606,185)

Partners’ Capital,
September 30, 2012	839,851.110	12,030,404	176,631	12,207,035

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

 The clearing commodity broker is Morgan Stanley & Co. LLC (“MS&Co.”).  Morgan Stanley & Co. International plc (“MSIP”) previously served as a clearing commodity broker for the Partnership.  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts.  MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.  The trading advisors to the Partnership are SSARIS Advisors, LLC (“SSARIS”) and Altis Partners (Jersey) Limited (“Altis”) (each individually, a “Trading Advisor”, or collectively, the “Trading Advisors”).

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights

Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 14.49	$ 14.38	$ 14.06	$ 14.83

Interest Income	– (3)	– (3)	0.01	0.01
Expenses	(0.21)	(0.23)	(0.64)	(0.68)
Realized/Unrealized Income (Loss) (1)	(0.98)	0.38	(0.13)	0.37
Net Income (Loss)	(1.19)	0.15	(0.76)	(0.30)

Net asset value, September 30:	$ 13.30	$ 14.53	$ 13.30	$ 14.53

Ratios to average net assets:
Net Investment Loss (2)	(6.0)%	(6.0)%	(6.1)%	(6.1)%
Expenses before Incentive Fees (2)	6.1%	6.1%	6.1%	6.2%
Expenses after Incentive Fees (2)	6.1%	6.1%	6.1%	6.2%
Net Income (Loss) (2)	(34.8)%	4.6%	(6.6)%	(2.6)%
Total return before incentive fees	(8.2)%	1.0%	(5.4)%	(2.0)%
Total return after incentive fees	(8.2)%	1.0%	(5.4)%	(2.0)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Partnership’s Statements of Financial Condition as a net unrealized gain or loss on open contracts.  The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized trading profit (loss)” on open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2013	784,010	–	784,010	Sep. 2015	–
Dec. 31, 2012	951,801	29,978	981,779	Dec. 2014	Feb. 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gains amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

The Partnership also has credit risk because MS&Co. and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $9,143,704 and $11,255,076 at September 30, 2013 and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a master netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2013 and December 31, 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of September 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	213,180	(158,684)	54,496

Total Assets	213,180	(158,684)	54,496

Liabilities
Futures	105,954	(269,685)	(163,731)

Total Liabilities	105,954	(269,685)	(163,731)

Unrealized currency gain			893,245

Total net unrealized gain on
open contracts			784,010

Options
Options written			(12,082)

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	206,603	(122,232)	84,371
Forwards	30,471	(26,100)	4,371

Total Assets	237,074	(148,332)	88,742

Liabilities
Futures	64,138	(73,162)	(9,024)
Forwards	39,765	(14,157)	25,608

Total Liabilities	103,903	(87,319)	16,584

Unrealized currency gain			876,453

Net unrealized gain on
open contracts			981,779

Options
Options written			(22,859)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$

Commodity	69,753	(101,932)	88,193	(168,058)	(112,044)	193
Equity	10,011	(37,293)	6,412	(5,515)	(26,385)	52
Foreign currency	78,191	(6,749)	11,349	(2,525)	80,266	921
Interest rate	55,225	(12,710)	–	(93,587)	(51,072)	307
Total	213,180	(158,684)	105,954	(269,685)	(109,235)

Unrealized currency gain					893,245
Total net unrealized gain on open contracts					784,010

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of contracts outstanding
		for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	1
Options written	(12,082)	11

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	15,953	(74,679)	34,996	(23,285)	(47,015)	195
Equity	51,479	(8,381)	15,186	(15,625)	42,659	46
Foreign currency	125,101	(46,320)	53,721	(28,930)	103,572	892
Interest rate	44,541	(18,952)	–	(19,479)	6,110	405
Total	237,074	(148,332)	103,903	(87,319)	105,326

Unrealized currency gain					876,453
Net unrealized gain on open contracts					981,779

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	1
Options written	(22,859)	14

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(457,112)	(597,739)
Equity	(76,521)	173,245
Foreign currency	(111,952)	422,221
Interest rate	(97,962)	(53,426)
Unrealized currency gain	63,041	16,792
Total	(680,506)	(38,907)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	(386,373)	146,070
Net change in unrealized	(294,133)	(184,977)
Total Trading Results	(680,506)	(38,907)

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

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	319,134	–	n/a	319,134

Total Assets	319,134	–	n/a	319,134

Liabilities
Futures	428,369	–	n/a	428,369
Options Written	12,082	–	n/a	12,082

Total Liabilities	440,451	–	n/a	440,451

Unrealized currency gain				893,245

*Net fair value	(121,317)	–	n/a	771,928

MORGAN STANLEY SMITH BARNEY SPECTRUM GLOBAL BALANCED L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	270,741	–	n/a	270,741
Forwards	–	70,236	n/a	70,236

Total Assets	270,741	70,236	n/a	340,977

Liabilities
Futures	195,393	–	n/a	195,393
Forwards	–	40,258	n/a	40,258
Options Written	22,859	–	n/a	22,859

Total Liabilities	218,252	40,258	n/a	258,510

Unrealized currency gain				876,453

*Net fair value	52,489	29,978	n/a	958,920

* This amount comprises the “Total net unrealized gain on open contracts” and “Options written” on the Statements of Financial Condition.

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally,
the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 22.12%; Currency 13.05%; Equity 24.65%; and Commodity 40.18%.

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

As of September 30, 2013, approximately 100% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 0% is forward contracts which are off-exchange traded.

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

SSARIS trades its Global Multi-Strategy Program on behalf of the Partnership.  SSARIS’ Global Multi-Strategy program allocates to global hedged equity, global hedged fixed income, and long/short global assets. It is diversified by both style (divergent and convergent strategies) and asset class (global stocks, bonds, currencies and real assets). The hedged equity component may be composed of positions in FTSE 100, DAX 30, Nikkei 225, All Ordinaries, CAC 40, Hang Seng and S&P 500 futures indices. The hedged fixed income exposure may include British, German, Japanese, Australian and fixed income futures. Real asset exposure is diversified across energy, precious metal, base metal, financial and agricultural markets. The investment program uses a multi-determinant model to rebalance the independent strategies. The global stock and bond exposure is managed using models which interpret macroeconomic, relative value, inflation, interest rate, and price-related data. Exposure within the long-short global asset sector is regulated by combining individual market expected return analysis with a system that asset weights each market according to relative volatility and correlation.

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

The following chart sets forth the percentage and the amount of the Partnership’s net assets allocated to each Trading Advisor for the periods ending September 30, 2013 and June 30, 2013, respectively, and the change during the applicable period.
Trading Advisor	Allocations as of September 30, 2013 (%)	Allocations as of June 30, 2013 (%)	Allocations as of September 30, 2013($)	Allocations as of June 30, 2013 ($)	Change during the period %

SSARIS	42.80	42.73	3,825,859	4,371,197	(12.48)
Altis	57.20	57.27	5,112,859	5,857,482	(12.71)

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisors trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisors or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisors’ trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(679,850) and expenses totaling $143,826 resulting in a net loss of $823,676 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $14.49 at June 30, 2013 to $13.30 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value as trading losses in metals, global interest rates, global stock indices, currencies, and agriculturals more than offset gains from trading energies. The most significant losses were experienced within the metals sector, primarily during August, from short industrial and precious metals futures positions. Improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals prices higher. Within the global interest rate sector, losses were incurred primarily during September from short positions in European bond futures as prices advanced after European Central Bank President Mario Draghi said he would consider additional stimulus measures into the banking system to stop borrowing costs from rising.  Within the global stock index sector, losses were incurred primarily during July from short positions in European equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth. Within the currency markets, losses were experienced primarily during August from short Japanese yen and British pound positions versus the U.S. dollar. The Japanese yen rose against the U.S. dollar amid bets the Bank of Japan would refrain from adding to its stimulus package, while the British pound’s value increased due to positive manufacturing data and a strengthening U.K. economy. Within the agricultural sector, losses were incurred during August from short soybean futures positions as prices climbed higher amid hot weather in the U.S. and concern of lower crop yields.  A portion of the Partnership’s losses during the quarter was offset by gains experienced within the energy markets primarily during July and August from long crude oil and gasoil futures positions as prices climbed higher amid fears a potential military action against the Syrian government may cause supply disruptions.

The Partnership recorded total trading results including interest income totaling $(35,060) and expenses totaling $466,426 resulting in a net loss of $501,486 for the nine months ended September 30, 2013.  The partnership’s net asset value per Unit decreased from $14.06 at December 31, 2012, to $13.30 at September 30, 2013.

During the first nine months of the year, the Partnership posted a loss in net asset value as losses from trading in energies, metals, agricultural, and global interest rates offset gains from trading currencies and global stock indices. The most significant losses were incurred in the energies sector, primarily during February, from long positions in crude oil and its related products as prices declined on concerns that renewed European debt woes would erode fuel demand. Reports of higher than expected crude oil stockpiles in the U.S. also negatively impacted prices for February. Additional losses were recorded in this sector during September from long positions in gasoil, gasoline, and crude oil futures as prices declined over concern a potential shutdown of the U.S. government may reduce demand from the world’s largest oil consuming country.  Within the metals sector, losses were incurred primarily during the third quarter from short industrial and precious metals futures positions. Improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data sent precious metals higher.  Within the agricultural sector, losses were incurred primarily during April from short positions in corn futures as prices increased at the end of the month on speculation flooding and cold weather in the U.S. Midwest would delay the pace of planting.  Within the global interest rate sector, losses were incurred primarily during September from short positions in European bond futures as prices advanced after European Central Bank President Mario Draghi said he would consider additional stimulus measures into the banking system to stop borrowing costs from rising. The Partnership’s losses during the first nine months of the year were partially offset by gains experienced within the currency sector, primarily during January, from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan would ease monetary policy further. Additional gains in the currency sector were achieved in May from short positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar declined after the Reserve Bank of Australia cut interest rates. Within the global stock index sector, the most significant gains were achieved in January, April, and May from long positions in U.S. and Pacific Rim equity index futures as prices rose amid optimism central banks will maintain loose monetary policies to boost economic growth.

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $337,586 and expenses totaling $193,195 resulting in net income of $144,391 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit increased from $14.38 at June 30, 2012, to $14.53 at September 30, 2012.

The most significant trading gains were achieved within the currency sector, primarily during July, from short positions in the euro as the value of the euro declined versus the U.S. dollar after European Central Bank President Mario Draghi said the currency bloc still faces risks after policy makers cut interest rates to a record low. Within the global stock index sector, gains were achieved throughout the quarter from long positions in U.S. equity index futures as prices moved higher on better-than-expected reports of corporate earnings and U.S. consumer sentiment. Within the agricultural markets, gains were achieved primarily during July from long positions in soybean and corn futures as prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the global interest rate sector, gains were achieved primarily during July from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Prices of European and U.S. fixed income futures continued to move higher later in July after Germany’s top court said it will take more than eight weeks to rule on the euro-area’s bailout fund, holding up crisis resolution efforts and boosting demand for the relative “safety” of government debt. Within the energy sector, gains were achieved primarily during August from long futures positions in RBOB (unleaded) gasoline as prices advanced early in the month on speculation of increased energy demand. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the metals sector, primarily during August, from short positions in platinum futures as prices rose amid concern continued labor-related violence at mines in South Africa will curb supplies.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.   Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $9 million.

  September 30, 2013
Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	153,311	1.72

Interest Rate	259,884	2.91

Equity	289,692	3.24

Commodity	472,179	5.28

Total	1,175,066	13.15

  Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	192,719	94,396	146,147
Interest Rate	335,151	194,978	277,877
Equity	294,535	100,835	209,859
Commodity	641,363	75,155	555,704

* Average of month-end VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $11 million.

    December 31, 2012
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$763,363	6.88

Interest Rate	279,895	2.52

Equity	220,060	1.98

Commodity	256,920	2.32

Total	$1,520,238	13.70

Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	1,052,602	349,709	614,261
Interest Rate	386,693	178,106	284,830
Equity	254,758	104,401	181,818
Commodity	506,740	193,941	374,444
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the

Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Spectrum Global Balanced L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.